Form 10-Q
period 1996-06-30
WANDEL & GOLTERMANN TECHNOLOGIES INC
filed 1996-08-09
CIK 918381

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996                 Commission File No.  0-23742

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

North Carolina                                          22-1867386
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

      1030 Swabia Court, Research Triangle Park, North Carolina 27709-3585
              (Address of principal executive offices and zip code)

                                 (919) 941-5730
              (Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                                                            No [ ]


As of July 31, 1996, 5,169,052 shares of the Registrant's $0.01 par value common stock were outstanding.







================================================================================

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                                INDEX - FORM 10-Q

                                  June 30, 1996





PART I - FINANCIAL INFORMATION                                                                                 PAGE


       Consolidated Balance Sheets................................................................................3


       Consolidated Statements of Income..........................................................................4


       Consolidated Statements of Cash Flows......................................................................5


       Notes to Consolidated Financial Statements.................................................................6


       Management's Discussion and Analysis of Financial Condition and Results of
            Operations............................................................................................8



PART II - OTHER INFORMATION......................................................................................12

SIGNATURE........................................................................................................13


                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
- --------------------------------------------------------------------------------

                                                                               June 30,               September 30,
                                                                                 1996                     1995
                                                                          ---------------------   ---------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 8,537                 $ 5,374
   Accounts receivable-
      Nonaffiliates                                                                    6,509                   5,378
      Affiliates                                                                       5,760                   3,934
   Income tax receivable                                                                 ---                   1,464
   Inventories                                                                         5,301                   6,616
   Deferred tax assets                                                                 1,995                   1,946
   Other current assets                                                                  362                     395
                                                                          ---------------------   ---------------------
        Total current assets                                                          28,464                  25,107
                                                                          ---------------------   ---------------------
Property and equipment, at cost:
   Machinery and equipment                                                             4,358                   4,189
   Furniture and fixtures                                                              4,985                   5,764
                                                                          ---------------------   ---------------------

                                                                                       9,343                   9,953
   Accumulated depreciation                                                           (5,882)                 (6,213)
                                                                          ---------------------   ---------------------
                                                                                       3,461                   3,740
                                                                          ---------------------   ---------------------
Other assets                                                                             684                     497
                                                                          ---------------------   ---------------------

                                                                                     $32,609                 $29,344
                                                                          =====================   =====================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable-
      Nonaffiliates                                                                  $ 1,166                 $ 1,579
      Affiliates                                                                         920                     258
   Accrued compensation                                                                1,719                   1,683
   Other accrued liabilities                                                           1,972                   1,470
                                                                          ----------------------  --------------------

         Total current liabilities                                                     5,777                   4,990
                                                                          ---------------------   ---------------------
Shareholders' equity:
   Preferred Stock, $0.01 par value, 2,000,000 shares authorized;
      no shares issued and outstanding                                                   ---                     ---
   Common stock, $0.01 par value
      20,000,000 shares authorized;
      issued and outstanding - 5,169,052 at June 30, 1996
      and 5,218,430 at September 30, 1995                                                 52                      52
   Additional paid-in capital                                                         24,951                  25,740
   Retain earnings (accumulated deficit)                                               1,829                  (1,438)
                                                                          ---------------------   ---------------------
                                                                                      26,832                  24,354
                                                                          ---------------------   ---------------------
                                                                                     $32,609                 $29,344
                                                                          =====================   =====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for per share amounts)
 -------------------------------------------------------------------------------

                                                    Three Months Ended June 30,                   Nine Months Ended June 30,
                                             ------------------------------------------   -----------------------------------------
                                                   1996                   1995                  1996                  1995
                                             -------------------    -------------------   -------------------   -------------------

Revenues:
   Nonaffiliates                                      $  8,895              $  5,278                $24,221            $  17,433
   Affiliates                                            6,528                 5,106                 19,161               16,383
                                             -------------------    -------------------   -------------------   -------------------
      Total revenues                                    15,423                10,384                 43,382               33,816
Cost of revenues                                         6,243                 3,995                 17,304               11,129
                                             -------------------    -------------------   -------------------   -------------------
      Gross profit                                       9,180                 6,389                 26,078               22,687
Selling, general and
          administrative expenses                        4,528                 3,717                 13,826               11,318
Product development expenses                             2,445                 2,642                  7,479                7,540
                                             -------------------    -------------------   -------------------   -------------------
      Operating income                                   2,207                    30                  4,773                3,829
Interest income                                             79                    68                    192                  241
Foreign currency gains (losses)                            (46)                  (24)                  (160)                (279)
                                             -------------------    -------------------   -------------------   -------------------
      Income from continuing
          operations before income taxes                 2,240                    74                  4,805                3,791
Provision for income taxes                                 719                    23                  1,538                1,212
                                             -------------------    -------------------   -------------------   -------------------
Net income                                            $  1,521              $     51                 $3,267             $  2,579
                                             ===================    ===================   ===================   ===================



Earnings per share                                     $  0.29               $  0.01                $  0.63            $    0.49

Weighted average number of common
          shares outstanding                             5,275                 5,260                  5,220                5,244
                                             ===================    ===================   ===================   ===================



              The accompanying notes are an integral part of these
                        consolidated financial statements

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
- --------------------------------------------------------------------------------

                                                                                        Nine Months Ended June 30,
                                                                                ------------------------------------------
                                                                                       1996                  1995
                                                                                --------------------   -------------------
  Cash flows from operating activities:
     Net income                                                                            $ 3,267              $ 2,579
     Adjustments to reconcile net income to net cash provided by operating activities-
        Depreciation and amortization                                                        1,436                1,219
        Deferred tax provision                                                                 (49)                (500)
        (Increase) decrease in accounts receivable -
            Nonaffiliates                                                                   (1,131)                 566
            Affiliates                                                                      (1,826)                 655
         Decrease in income tax receivable                                                   1,464                  ---
        (Increase) decrease in inventories                                                   1,315                 (691)
        Increase (decrease) in accounts payable-
            Nonaffiliates                                                                     (413)                (539)
            Affiliates                                                                         662                  449
        Increase (decrease) in other current liabilities                                       538                 (838)
     Other, net                                                                                 56                   62
                                                                                --------------------   -------------------
           Net cash provided by operating activities                                         5,319                2,962
                                                                                --------------------   -------------------

  Cash flows from investing activities:
     Purchases of marketable securities                                                    (12,000)             (21,500)
     Proceeds from the sale of marketable securities                                        12,000               21,500
     Acquisitions of property and equipment                                                   (990)              (2,445)
     Acquisition of intangible assets                                                         (377)                (183)
                                                                                --------------------   -------------------
           Net cash used in investing activities                                            (1,367)              (2,628)
                                                                                --------------------   -------------------

  Cash Flows From Financing:
     Repurchase of common stock                                                             (1,287)                ---
     Proceeds from repayment of notes receivable from affiliates                               ---                   38
     Proceeds from issuance of common stock, net                                               498                  205
     Other net                                                                                 ---                  126
                                                                                --------------------   -------------------
           Net cash provided by financing activities                                          (789)                 369
                                                                                --------------------   -------------------

  Increase in cash and cash equivalents                                                      3,163                  703

  Cash and cash equivalents, beginning of period                                             5,374                6,624

                                                                                --------------------   -------------------
  Cash and cash equivalents, end of period                                                 $ 8,537              $ 7,327
                                                                                ====================   ===================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Wandel & Goltermann Technologies, Inc. and its wholly-owned subsidiaries, collectively referred to herein as "the Company." All significant intercompany accounts and transactions have been eliminated. Certain amounts presented in the financial statements of prior periods have been reclassified to conform to the method of presentation in the current period. These reclassifications are not material.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures required for complete financial statements have been condensed or omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and cash flows for the nine months ended June 30, 1996 and 1995. The results of operations for the three- and nine-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2 - Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. The components of inventories, which include materials, labor and manufacturing overhead, consist of the following (in thousands);

                                                      June 30,             September 30,
                                                        1996                    1995
                                                  -------------------      ----------------

                  Raw materials and supplies                 $1,850                $1,767
                  Work in process                             1,048                 1,406
                  Finished goods                              2,403                 3,443
                                                  -------------------      ----------------
                                                             $5,301                $6,616
                                                  ===================      ================

Note 3 - Foreign Currencies

Inventory purchases from affiliates, certain product sales to affiliates and certain other transactions with affiliates are denominated in German Deutsche Marks ("DMs") and are translated into U.S. dollars at the exchange rate in effect at the transaction date. Gains or losses resulting from changes in the exchange rate subsequent to the transaction date are reflected in the consolidated statements of income in the period in which they occur.

From time to time, the Company has sought to reduce its exposure to increases in the U.S. dollar relative to the DM by purchasing forward foreign currency exchange contracts and collars relating to cash and accounts receivable denominated in DMs. In addition, the Company purchases foreign currency exchange contracts and collars relating to some of its future anticipated revenues denominated in DMs. As of June 30, 1996, the Company had entered into foreign currency exchange rate collars to limit its exposure to fluctuations in the value of the U.S. dollar relative to the DM within defined ranges as follows:

             Maturity Date               Notational Amount          Collar Range
             ----------------------     --------------------       -------------
             September 1996                  DM 5,000,000         1.4266-1.5000


Cash and accounts receivable denominated in DMs are revalued at each balance sheet date at the related exchange rates of outstanding foreign currency exchange contracts. Amounts in excess of the foreign currency exchange contracts outstanding at the balance sheet date are revalued at the then current exchange rate, and any unrealized gain or loss is recognized in the combined and consolidated statement of income. Any foreign currency exchange collars or any contracts purchased for future anticipated revenues denominated in DMs are revalued at each balance sheet date at the then current exchange rate, and any unrealized gain or loss is recognized in the combined and consolidated statement of income.

Note 4 - Major Customers and Consideration of Credit Risk

In the  normal  course of  business,  the  Company  extends  credit  to  various nonaffiliated companies, primarily developers and manufacturers of network systems in the United States. The Company manages its exposure to credit risk from nonaffiliated customers through credit approval and monitoring procedures. The Company believes that its portfolio of receivables from nonaffiliated customers is well diversified and the allowance for doubtful accounts ($120,000 at June 30, 1996 and $90,000 at September 30, 1995) is adequate. Accounts receivable are not collateralized.

One nonaffiliated customer accounted for 15% of total revenues in the quarter ended June 30, 1996. No nonaffiliated customer accounted for 10% or more of total revenues in the quarter ended June 30, 1995 or in the nine months ended June 30, 1996 and 1995.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, the components of the Consolidated Statements of Income expressed as a percentage of total revenues:

                                                                   Quarter Ended June 30,          Nine Months Ended June 30,
                                                          ------------------------------------     -------------------------------
                                                                1996                 1995             1996              1995
                                                          ---------------       --------------     -----------    ----------------
 Revenues:
     Nonaffiliates                                                  57.7%                50.8%           55.8%              51.6%
     Affiliates                                                     42.3                 49.2            44.2               48.4
                                                          ----------------     ----------------   -------------   ----------------
         Total revenues                                            100.0                100.0           100.0              100.0
Cost of revenues                                                    40.5                 38.5            39.9               32.9
                                                          ----------------     ----------------   -------------   ----------------
         Gross profit                                               59.5                 61.5            60.1               67.1
Selling, general and administrative expenses                        29.4                 35.8            31.9               33.5
Product development expenses                                        15.8                 25.4            17.2               22.3
                                                          ----------------     ----------------   -------------   ----------------
         Operating income                                           14.3                  0.3            11.0               11.3
Interest income                                                      0.5                  0.6             0.4                0.7
Foreign currency gains (losses)                                     (0.3)                (0.2)           (0.4)              (0.8)
                                                          ----------------     ----------------   -------------   ----------------
         Income from continuing operations                          14.5                  0.7            11.0               11.2
Provision for income taxes                                           4.6                  0.2             3.5                3.6
                                                          ----------------     ----------------   -------------   ----------------
         Net income                                                  9.9%                 0.5%            7.5%               7.6%
                                                          ================     ================   =============   ================



     The following table presents, for the periods indicated, the Company's revenues from the sale of internetwork analysis products and complementary telecommunication products and such revenues as a percentage of total revenues:

                                             Quarter Ended June 30,                            Nine Months Ended June 30,
                                --------------------------------------------------   -----------------------------------------------
                                        1996                       1995                      1996                      1995
                                -----------------------    ----------------------    -----------------------   ---------------------

Internetwork analysis products:
         DA-3x                    $ 7,797        50.6 %     $ 5,542        53.4 %      $24,195        55.8 %     $20,398      60.3 %
         Domino                     4,185        27.1         1,687        16.2         10,066        23.2         4,646      13.8
         Other                        663         4.3           428         4.1          2,252         5.2         2,033       6.0
                                -----------  ----------    ----------  ----------    ----------- -----------   -----------  --------
            Total internetwork
               analysis products   12,645        82.0         7,657        73.7         36,513        84.2        27,077      80.1
Complementary telecom-
   munication products              2,778        18.0         2,727        26.3          6,869        15.8         6,739      19.9
                                -----------  ----------    ----------  ----------    ----------- -----------   -----------  --------

            Total revenues        $15,423       100.0 %     $10,384       100.0 %      $43,382       100.0 %     $33,816     100.0 %
                                ===========  ==========    ==========  ==========    =========== ===========   ===========  ========

                                             Quarter Ended June 30,                             Nine Months Ended June 30,
                                --------------------------------------------------   -----------------------------------------------
                                        1996                       1995                      1996                       1995
                                -----------------------    ----------------------    -----------------------   ---------------------
United States                     $ 9,070        58.8 %     $ 5,869        56.5 %      $24,678        56.9 %     $18,904      55.9 %
Europe                              3,814        24.7         3,269        31.5         10,746        24.8        10,167      30.1
Pacific Rim                         1,941        12.6           785         7.6          5,528        12.7         2,944       8.7
Canada                                536         3.5           187         1.8          1,611         3.7           893       2.6
Other                                  62         0.4           274         2.6            819         1.9           908       2.7
                                ----------   ----------    ---------   ----------    ----------  -----------   -----------  --------
     Total revenues               $15,423       100.0 %     $10,384       100.0 %      $43,382       100.0 %     $33,816     100.0 %
                                ===========  ==========    ==========  ==========    =========== ===========   ===========  ========



Quarter Ended June 30, 1996 Compared to Quarter Ended June 30, 1995

         Total Revenues. Total revenues increased $5.0 million, or 48.5%, to $15.4 million in the quarter ended June 30, 1996 from $10.4 million in the quarter ended June 30, 1995. Revenues from sales of the Company's internetwork analysis products increased $4.9 million, or 65.1%, to $ 12.6 million in the quarter ended June 30, 1996 from $7.7 million in the quarter ended June 30, 1995.

         Revenues from sales of the Company's DA-3x product family increased $2.3 million, or 40.7%, to $7.8 million in the quarter ended June 30, 1996 from $5.5 million in the quarter ended June 30, 1995 primarily due to revenues associated with the OC-3 and 100 BaseT modules for the DA-3x which were introduced in September 1995.

         Revenues from sales of the Company's Domino product family of internetwork analyzers increased $2.5 million, or 148%, to $4.2 million in the quarter ended June 30, 1996 from $1.7 million in the quarter ended June 30, 1995. Revenues have increased as the Company has continued to expand product offerings and sales channels for this product family. In addition, the Company recorded Domino revenues of $2.0 million related to sales to a major U.S. manufacturer of network equipment which utilizes the Domino product line for pre- and post-sales activities.

         Gross Profit. Gross profit increased $2.8 million or 43.7%, to $9.2 million in the quarter ended June 30, 1996 from $6.4 million in the quarter ended June 30, 1995. Gross margin decreased to 59.5% in the quarter ended June 30, 1996 from 61.5% in the quarter ended June 30, 1995. The decrease in gross margin is primarily related to the DA-3x product family. DA-3x product revenues in the quarter ended June 30, 1996 included a higher proportion of sales of DA-30C units and basic modules which have lower margins than newer technology modules. Furthermore, the Company incurred higher manufacturing costs on DA-30C units and some basic older modules in order to meet the operating requirements of the OC-3 module and new CE Mark requirements for products sold into the European Common Market. Margins on international sales demoninated in DM's were also negatively inpacted by the higher value of the U.S. dollar in the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $811,000, or 21.8%, to $4.5 million in the quarter ended June 30, 1996 from $3.7 million in the quarter ended June 30, 1995. Selling, general and administrative expenses, as a percentage of revenues, decreased to 29.4% in the quarter ended June 30, 1996 from 35.8% in the quarter ended June 30, 1995. The dollar amount of these expenses increased primarily as a result of higher revenues and of rent and depreciation expenses related to the expansion of the Company's facilities in 1995.

         Product Development Expenses. Product development expenses decreased $197,000, or 7.5%, to $2.4 million in the quarter ended June 30, 1996 from $2.6 million in the quarter ended June 30, 1995. Product development expenses, as a percentage of revenues, decreased to 15.8% in the quarter ended June 30, 1996 from 25.4% in the quarter ended June 30, 1995. The Company's product development activities are an important element of its growth strategy, and it will continue to invest a significant portion of Company revenues in these areas.

         Foreign Currency Losses. Foreign currency losses were $46,000 in the quarter ended June 30, 1996 compared to $24,000 in quarter ended June 30, 1995. The Company incurred gains and losses on foreign currency exchange contracts and collars, accounts receivable, accounts payable and cash denominated in DMs as the U.S. dollar fluctuated slightly against the DM in both the quarter ended June 30, 1996 and 1995.

         Provision for Income Taxes. The provision for income taxes increased to $719,000 in the quarter ended June 30, 1996 from $23,000 in the quarter ended June 30, 1995. The Company's effective tax rate was 32% in the quarter ended June 30, 1996 and 1995.

Nine Months Ended June 30, 1996 Compared to Nine Months Ended June 30, 1995

         Total Revenues. Total revenues increased $9.6 million, or 28.3%, to $43.4 million in the nine months ended June 30, 1996 from $33.8 million in the nine months ended June 30, 1995. Revenues from sales of the Company's internetwork analysis products increased $9.4 million, or 34.8%, to $36.5 million in the nine months ended June 30, 1996 from $27.1 million in the nine months ended June 30, 1995.

         Revenues from sales of the Company's DA-3x product family increased $3.8 million, or 18.6%, to $24.2 million in the nine months ended June 30, 1996 from $20.4 million in the nine months ended June 30, 1995 primarily due to revenues associated with the OC-3 and 100BaseT modules for the DA-3x which were introduced in September 1995.

         Revenues from sales of the Company's Domino product family increased $5.4 million, or 116.7%, to $10.1 million in the nine months ended June 30, 1996 from $4.6 million in the nine months ended June 30, 1995. Revenues have increased as the Company has continued to expand product offerings and sales channels for this product family. In addition, the Company recorded Domino revenues of $2.6 million related to sales to a major U.S. manufacturer of network equipment which utilizes the Domino product line for pre- and post-sales activities.

         Gross Profit. Gross profit increased $3.4 million, or 14.9%, to $26.1 million in the nine months ended June 30, 1996 from $22.7 million in the nine months ended June 30, 1995. Gross margin decreased to 60.1% in the nine months ended June 30, 1996 from 67.1% in the nine months ended June 30, 1995 primarily due to a higher proportion of sales of DA-30C units and basic modules which have lower margins than newer technologies and higher manufacturing costs on DA-30C units and some basic older modules in order to meet the operating requirements of the OC-3 module and new CE Mark requirements for products sold into the European Common Market.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.5 million, or 22.2%, to $13.8 million in the nine months ended June 30, 1996 from $11.3 million in the nine months ended June 30, 1995. Selling, general and administrative expenses, as a percentage of revenues, decreased to 31.9% in the nine months ended June 30, 1996 from 33.5% in the nine months ended June 30, 1995. The dollar amount of these expenses increased primarily as a result of higher revenues and of rent and depreciation related to the expansion of Company facilities in 1995.

         Product Development Expenses. Product development expenses remained steady at $7.5 million in the nine months ended June 30, 1996 and 1995. Product development expenses, as a percentage of revenues, decreased to 17.2% in the nine months ended June 30, 1996 from 22.3% in the nine months ended June 30, 1995. The Company's product development activities are an important element of its growth strategy, and it will continue to invest a significant portion of Company revenues in these areas.

         Foreign Currency Gains (Losses). The Company recorded foreign currency losses of $160,000 in the nine months ended June 30, 1996 compared to losses of $279,000 in the nine months ended June 30, 1995. The Company incurred gains and losses on foreign currency exchange contracts and collars, accounts receivable, accounts payable and cash denominated in DMs as the U.S. dollar fluctuated against the DM.

         Provision for Income Taxes. The provision for income taxes increased to $1.5 million in the nine months ended June 30, 1996 from $1.2 million in the nine months ended June 30, 1995. The Company's effective tax rate was 32% in the nine months ended June 30, 1996 and 1995.

Quarterly Operating Results

         The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Quarterly results have been affected by the timing of expenditures for product development and marketing programs and by the hiring of product development, marketing, sales and administrative personnel. Quarterly results have also been affected by realized foreign currency gains or losses and by the recording at the end of each period of unrealized foreign currency gains or losses related to the revaluation of DM denominated receivables and payables, and any forward foreign currency exchange contracts related to such receivables and some anticipated sales to affiliates. Further, the Company's expense levels have been based, in part, on its expectations of future revenues. If expected revenue levels are not achieved in the future in a particular quarter, quarterly results may be adversely affected.

Liquidity and Capital Resources

         Cash and cash equivalents increased $3.2 million in the nine months ended June 30, 1996 primarily due to net cash provided by operations partially offset by the repurchase of Common Stock and the acquisition of equipment and intangible assets.

         Net cash generated from operations was $5.3 million in the nine months ended June 30,1996. The primary source of these funds was net income before depreciation and amortization. Accounts receivable at June 30, 1996 increased by $3.0 million, or 31.8%, compared to September 30, 1995 primarily as a result of a 34.7% increase in sales in the quarter ended June 30, 1996 compared to the quarter ended September 30, 1995. Inventories decreased to $5.3 million at June 30, 1996 from $6.6 million at September 30, 1995 as a result of management efforts to reduce inventory levels.

         Net cash used in investing activities was $1.4 million in the nine months ended June 30, 1996. All of the cash used in investing activities was the result of acquisitions of property and equipment and intangible assets. Acquisitions of property and equipment consist primarily of computer hardware and test equipment. Acquisitions of intangible assets consist primarily of financial, manufacturing, and product development software.

         Net cash used in financing activities was $789,000 in the nine months ended June 30, 1996. In December 1995, the Company repurchased 100,000 shares of Common Stock at a cost of $1.3 million for the purpose of providing additional shares to satisfy the needs of the Company's Omnibus Stock Plan. In January 1996, the Company received proceeds of $250,000 from the sale of 27,632 shares of common stock under the Employee Stock Purchase Plan, and the Company has received proceeds of $248,000 related to the exercise of options under the Omnibus Stock Plan.

         In March 1995, the Company entered into a $5.0 million line of credit facility with a U.S. bank which expires in January 1998. Through June 30, 1996, there have been no borrowings under this facility.

         The Company believes that cash generated from operations, together with existing cash balances and borrowings available under the Company's U.S. bank line of credit facility, will be sufficient to satisfy the Company's requirements for working capital and capital expenditures in fiscal 1996.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                           PART II - OTHER INFORMATION


                                  June 30, 1996


ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:
(b)     Reports on Form 8-K:

         No reports on Form 8-K were filed on behalf of the company for the three month period ended June 30, 1996.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                     (Registrant)



Date: August 9, 1996            By: /s/ ADELBERT KUTHE
                            ___________________________________________
                                 Adelbert Kuthe
                                 Vice President, Finance and Secretary
                                      (Principal Financial Officer)