Form 10-K
period 1996-09-30
WANDEL & GOLTERMANN TECHNOLOGIES INC
filed 1996-12-20
CIK 918381

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)
                  For the fiscal year ended SEPTEMBER 30, 1996

 OR
_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
                            OF 1934 (NO FEE REQUIRED)
             For the transition period from ________ to _________ .
                          Commission File Number 23742

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

NORTH CAROLINA                                          22-1867386
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

      1030 SWABIA COURT, RESEARCH TRIANGLE PARK, NORTH CAROLINA 27709-3585
              (Address of principal executive offices and zip code)

                                 (919) 941-5730
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  X  ]       No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the closing price on the Nasdaq Stock Market for the registrant's common stock as of December 2, 1996 was $115,320,682.

         As of December 2, 1996, 5,182,952 shares of common stock were outstanding.

         The Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 5, 1997 is incorporated by reference in Part III of this Form 10-K to the extent stated herein.
================================================================================

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                TABLE OF CONTENTS


                                                                                                      Page
PART I
     Item 1       Business.........................................................................      3
     Item 2       Properties.......................................................................      8
     Item 3       Legal Proceedings................................................................      8
     Item 4       Submission of Matters to a Vote of Security Holders..............................      8

PART II
     Item 5       Market for Registrant's Common Equity and Related Stockholder
                     Matters.......................................................................      8
     Item 6       Selected Financial Data..........................................................      9
     Item 7       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.........................................................     10
     Item 8       Financial Statements and Supplementary Data......................................     17
     Item 9       Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure......................................................     29

PART III
     Item 10      Directors and Executive Officers of the Registrant...............................     29
     Item 11      Executive Compensation...........................................................     29
     Item 12      Security Ownership of Certain Beneficial Owners and Management...................     29
     Item 13      Certain Relationships and Related Transactions...................................     29

PART IV           Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K...................................................................     30

SIGNATURES        .................................................................................     32

                                     PART I

ITEM 1.  BUSINESS

         The Company develops, manufactures, markets and supports test, measurement, diagnostic and monitoring products (collectively, "internetwork analysis products") for local and wide area data and telecommunication networks. The Company's internetwork analysis products, which primarily consist of the DA-3x and Domino(1) families, enable customers to analyze and solve interoperability and performance problems across all the principal configurations of network topologies and communication protocols. The Company introduced its first DA-3x product in the fall of 1990. As new and more advanced networks and communication methods have been developed, the Company has expanded its DA-3x family through releases of new or enhanced hardware and software modules.

         In fiscal 1994, the Company began manufacturing and distributing its Domino product family, a new generation of analyzers designed specifically for use by field technicians who install and maintain large multi-site LANs and WANs. DominoLAN(TM) and DominoWAN(TM) were both released for shipment to end customers during the first quarter of fiscal 1995 followed by DominoFDDI(TM) in the fourth quarter of fiscal 1995. In fiscal 1996, the Company continued to develop and introduce additional products in the Domino family in fiscal 1996 including DominoWIZARD(TM), DominoREMOTE, and SNA Session Generator.

         The Company also markets specialized test, measurement and monitoring instruments primarily for use by operators of telecommunication and data transmission systems.

         The Company's major customers include Alcatel, AT&T, Cisco Systems, Deutsche Telekom, GTE, MCI, Motorola, Sprint, U. S. government agencies and U.S. West.

MARKET SEGMENTS

         The Company classifies the market for network analysis products in three principal segments as follows:

         DEVELOPERS AND LABS. Developers of network systems consist primarily of large companies that develop, manufacture and market data and telecommunication networks and network interconnection products, such as routers, servers, hubs and gateways. Users of the Company's products among these customers have generally been highly sophisticated engineers who have an in-depth understanding of LAN and WAN technologies.

         SERVICE PROVIDERS. Service Providers generally consist of large companies that provide installation and maintenance services for networks supplied by them or provided by others, as well as companies that provide installation and maintenance services for their particular network hardware or software products. Users of the Company's products among these customers have generally been technicians servicing networks in the field.

         NETWORK OPERATORS. Network operators consist of users of large multi-site LANs and WANs, such as telecommunications companies, major industrial corporations, retail store chains, universities, insurance companies, large financial institutions, U.S. government agencies and large government contractors. Users of the Company's products among these customers have typically been personnel responsible for managing local and wide area networks to ensure the continuous flow and sharing of data and telecommunications among the computing resources on mission critical networks.

NETWORK ANALYSIS PRODUCTS

         DA-3X PRODUCT FAMILY

         EXPANDABLE ARCHITECTURE. The Company's DA-3x product family, consisting of the DA-30C and related interface modules, provides customers with the analysis tools, in one instrument, to identify, analyze and resolve

(1) "Domino" is a trademark of Wandel & Goltermann Technologies, Inc. and is the subject of an application for registration with the U.S. Patent and Trademark Office.

interoperability and performance problems across all the principal configurations of local and wide area network topologies and protocols. This is achieved through a modular hardware and software platform that accommodates up to two analyzer modules and multiple network interface modules. The Company currently offers customers a choice of more than 20 network interface modules. The DA-30C can accommodate up to four of these interface modules. The Company's network interface modules permit customers to generate and capture traffic on all the principal local and wide area network topologies, including Ethernet, Token Ring, FDDI, 100Base-T, 100VGAnyLAN, T1, E1, ISDN, HSSI, V and X series WAN, and ATM interfaces for DS3, E3, OC-3/STM-1 and E1.

         The DA-3x product family is expandable to accommodate new interface modules as LAN and WAN technologies and applications change and evolve. As new network technologies have been developed, the Company has developed new interface modules and software applications that permit customers to analyze and solve interoperability and performance problems associated with these new technologies. Since the introduction of the DA-3x product family in fiscal 1990, the Company has released new hardware and software products one to two times per year. For example, in fiscal 1995, the Company introduced DS-3, HSSI, 100 Base-T and OC-3/STM-1 interface modules. In fiscal 1996, the Company introduced 100 VG-AnyLAN and a new LAN module combining Ethernet and Token Ring.

         PROTOCOL INTERPRETER SUITES AND SOFTWARE APPLICATIONS. The Company provides protocol interpreter suites in the hardware and software platform that decode network protocols, including the most widely used protocols in local and wide area networks at all seven layers of the OSI Model. The protocol interpreter suites support automatic and in-depth interpretation of over 80 protocols. In addition to standard protocol interpreter suites, the Company offers additional suites to enable users to customize DA-3x products for their particular protocol interpretation needs.

         The DA-3x product family includes a series of the Company's proprietary software applications for use with each of its network interface modules. These applications enable users to perform a wide variety of network test, measurement and diagnostic tasks, such as counting errors, filtering frames, generating traffic and triggering alarms. They also permit network statistical data to be displayed graphically on the DA-3x monitor or exported to personal computers for use with popular spreadsheet programs. For highly advanced analysis of certain network interconnection devices, the Company provides customers with a programming language that permits them to develop DA-3x software applications that address their specific analysis requirements.

         DUAL SIMULTANEOUS ANALYSIS. The DA-3x uses two analyzer modules that independently communicate with any two of the four network interface modules installed in the platform. Through the multiple processor architecture, the analyzer modules can simultaneously test, decode and analyze network traffic. For example, by positioning the DA-30C at a point of interconnectivity between two networks, such as a bridge, router, gateway or hub, the DA-30C simultaneously tests, measures and analyzes network transmissions in real time on both sides of the interconnective point. This real time analysis capability enables customers to more accurately test and analyze the performance of network connection devices and network traffic among LANs and WANs, including those with the same or different topologies.

         DOMINO NETWORK ANALYZERS

         The Domino product family is designed for analyzing certain widely-used network topologies and protocols. These products are being designed to perform many of the same analysis functions performed by DA-3x products, but in a smaller, easier to operate and lower-priced instrument, specifically for use by field technicians who install and maintain large multi-site LANs and WANs. Sales of Domino products accounted for 23.1% of the Company's total revenues in the year ended September 30, 1996 and have increased as the Company has continued to expand product offerings and sales channels.

         The Domino product family is complemented in the network operators market by WG's Domain products, a line of Rmon probes and network management tools supplied under an OEM agreement by Frontier Software Development, Inc.

COMPLEMENTARY TELECOMMUNICATIONS PRODUCTS

         Under a five-year contract with its affiliate Wandel & Goltermann Management Holding GmbH ("WGG") which expires October 1, 1998 subject to renewal, the Company serves as the exclusive United States distributor and servicer of products developed and produced by its European manufacturing affiliates. These products are purchased by the Company at Deutch Mark ("DM") prices established by the manufacturing affiliates and resold by the Company to U.S. customers. Complementary telecommunications products consist primarily of electronic test, measurement and monitoring instruments for telecommunications companies. They include fiber optic test and measurement equipment, such as optical power level meters and optical attenuators, level and distortion measurement equipment, such as level meters, remote access switches and level generators, and certain other network systems test instruments. The Company markets and sells these products primarily to large network operators and developers and manufacturers of communication equipment. Major customers for these products include AT&T, DSC, Sprint and Motorola. Sales of complementary telecommunication products accounted for 17% of the Company's total revenues in fiscal 1994, 21% in fiscal 1995 and 19% in fiscal 1996.

PRODUCT DEVELOPMENT

         Management believes that the Company's future success depends upon its ability to continue to enhance its DA-3x and Domino products and to develop new products that are technologically competitive and enable the Company to penetrate other markets for internetwork analysis products. The Company invests a significant portion of its revenues in product development.

         The Company has actively sought to establish close relationships with certain of its major customers to provide it with access to industry developments and the requirements of these customers for network analysis products. Through these relationships, the Company has developed specialized products for use by a particular customer which the Company has successfully marketed and sold to others.

         In order to access information about new developments and standards relating to internetworking and new product developments, the Company is an active member of several international standards bodies, such as Internet Engineering Task Force, Institute of Electrical and Electronic Engineers, Frame Relay Forum, Asynchronous Transfer Mode Forum, and Switched Multi-Megabit Data Service Interest Group.

         As of September 30, 1996, the Company had 65 employees devoted to product development activities, many of whom have advanced degrees in electrical engineering, computer engineering or computer science. In fiscal 1994, 1995 and 1996, product development expenses totaled approximately $9.1 million, $10.5 million and $9.8 million, respectively. To date, all of the Company's development expenses have been charged to operations as incurred.

MARKETING AND SALES

         MARKETING

         The Company markets its products through trade publications, sales brochures, worldwide web, appearances at industry trade shows and the publication of a quarterly newsletter for customers highlighting the Company's products and industry trends. Through these activities, management believes that the Company and its products have developed high visibility, including favorable recognition in several significant trade publications.

         Many of the Company's affiliates have had long-standing customer relationships with telephone operating companies, particularly those in Europe, many of which are users of the Company's products. The Company believes it has gained significant brand recognition for its products among these companies and that these relationships have provided it with a competitive advantage in marketing its products to the European telecommunications market.

         UNITED STATES SALES

         The Company has expanded its direct U.S. sales force which sells products developed and manufactured by the Company and those produced by its European manufacturing affiliates. No one customer accounted for more than 10% of the Company's revenues in fiscal 1994, 1995 or 1996. At September 30, 1996, the Company employed 22 sales people operating out of 14 sales locations in the United States. The Company believes that, for certain key customers, direct sales personnel (rather than manufacturers' representatives) are best suited to differentiate the Company's products from those of its competitors, to work closely with customers to provide testing and diagnostic solutions for complex networks, and to obtain insights into customers' needs for future testing and diagnostic requirements. However, the Company is expanding its utilization of manufacturer's representatives for sales of certain products to a larger market. The Company's sales to nonaffiliated U.S. customers, as a percentage of total revenues, were approximately 54% in fiscal 1994, 52% in fiscal 1995, and 56% in fiscal 1996.

         INTERNATIONAL SALES

         WGG's sales affiliates serve as the international marketers and distributors of the Company's products. These distributors purchase the Company's products at prices established by the Company and market and resell them worldwide from offices in Canada, Mexico and over 60 countries in Europe, the Middle East, Central and South America and the Pacific Rim. The Company's export sales to affiliated distributors, as a percentage of total revenues, were approximately 46% in fiscal 1994, 45% in fiscal 1995 and 43% in fiscal 1996. Although these distributors have no contracts with the Company and are under no obligation to market and sell the Company's products, they have historically focused their marketing and sales activities primarily on products manufactured by the Company and its manufacturing affiliates.

WARRANTY SERVICE; CUSTOMER SUPPORT

         The Company services and supports its products and those of its affiliates which it sells in the United States. These products are sold with a one-year warranty included in the product price. The Company's overseas affiliates service and support the Company's products sold to international customers under the Company's one-year warranty. The warranty covers all necessary services for product repair and all software fixes during the warranty period. For U.S. customers, product repair services are available at the Company's headquarters in Research Triangle Park, North Carolina. The Company also offers an extended warranty on its products for an annual fee. Under the extended warranty, customers receive continued repair services, all major software fixes and new software releases during the extended warranty period. To date, the cost of providing warranty service has not been significant.

         The Company maintains a customer support department at its headquarters that is accessible to customers through a toll free telephone number. When an inquiry is received, technical assistance engineers assess the problem and provide necessary corrective action advice. The customer support department also responds to customer requests for additional hardware or software modules and coordinates these requests with the Company's operations department in order to ensure prompt delivery of the requested module.

         To complement its support services, the Company has sponsored a number of educational programs in various cities to assist its customers in the use of its products. These programs not only provide product training but also serve as a forum for user suggestions for product development and enhancements.

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations consist of hardware and software configuration, printed circuit board layout, and assembly and testing of its products. Most mechanical components, software and documentation duplication, and some printed circuit board assembly, are outsourced. The Company expects to increase outsourcing to contain costs.

         The Company generally uses standard parts and components available from a number of suppliers. However, some components are only available from a single source, which may be either from manufacturers in the U.S. or from foreign manufacturers. The Company has not experienced any significant problems in obtaining sole-sourced components and typically carries extra inventory of critical sole-sourced components. The Company is not presently aware of any facts which would result in a reduction, interruption or termination in the supply of its sole-sourced components except for certain parts used in certain Domino and DA-3x family products which have been discontinued by the manufacturer. The Company has purchased these parts in quantities that management believes will be sufficient to meet the Company's future demands for these parts through the lives of the related Domino and DA-3x products. The inability to develop alternative sources, if required, or a reduction or interruption in supply or a significant increase in the price of one or more sole-sourced components would adversely affect the Company's business and operating results.

QUALITY STANDARDS

         In 1987, as part of the development of the European Community, member countries initiated a series of standards to assure quality and consistency of business practices. These standards, promulgated by the International Organization for Standardization and known as the ISO 9000 standards, are already in use in most major European countries and require businesses to establish documented quality standards throughout their organizations, relating to contract review, design, document, purchasing and processing controls, inspection and testing, handling, storage, packaging, delivery, training and customer service. Businesses which successfully and continuously pass certification review are allowed to apply the ISO 9000 designation to shipping packages and marketing literature. ISO 9000 certification is very important for any business intending to compete in Europe.

         In January 1994, the Company received certification under ISO 9001, the highest available certification for a development and manufacturing company. The Company continues to maintain its certification under ISO 9001. ISO 9001 certifies the Company's product development, manufacturing, installation and maintenance practices as meeting certain predetermined standards.

COMPETITION

         A substantial number of companies market products which compete with the Company's products. The Company's principal competitors to date have been Hewlett-Packard, Network General, Tekelec and Telecommunications Techniques, a division of Dynatech. Some of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and substantially greater financial, technological and personnel resources than those of the Company. The Company competes primarily on the basis of product features that are important in its markets, including product modularity and life cycle, hardware quality, the breadth of network topologies and protocols its products support, and the Company's technology that allows its DA-3x products to "bridge" two different interfaces to provide dual simultaneous analysis in real time.

         To date, price has not been a significant competitive factor in the marketing and sale of the Company's DA-3x products. While the Company believes the primary competitive factors for the Domino products will be the technologies they employ, their performance capabilities and the technical service and support provided by the Company, price is also expected to be a factor since these products are offered in market segments that are anticipated to be more price sensitive than the market for the Company's DA-3x products.

         In addition to the Company's current competitors, competition is expected from companies not presently providing network analysis products. Advances in technology, new product introductions, changes in industry standards, regulatory activities, an increasing number of competitors, and the marketing activities of other market participants may all adversely affect the Company's performance. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors. The Company's ability to compete successfully will depend in large measure on its ability to identify and anticipate the requirements of its existing and potential customers, while continuing to develop and manufacture products that are superior in both technology and quality.

EMPLOYEES

         As of September 30, 1996, the Company employed 239 people, of which 65 were engaged in product development activities, 63 in manufacturing operations and quality control, 21 in marketing, 59 in sales and service, and the remainder in management and administrative capacities. None of the Company's employees are covered under a collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2.   PROPERTIES

         The Company's corporate offices and manufacturing operations are located in approximately 96,750 square feet of leased facilities located in Research Triangle Park, North Carolina. The Company's leases extend through September 2005 and 2010, with options to renew. The Company has a right of first refusal to purchase the property in the event the lessor proposes to sell it during the initial or any renewal term. In addition, the Company has short-term leases for office space in South Barrington, Illinois, San Jose, California and Richardson, Texas. Management believes its equipment and facilities are in good condition and suitable for their present use.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to claims and legal actions that arise in the ordinary course of its business. The Company believes that all such claims and legal actions will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's common stock first began trading in April 1994 on the NASDAQ National Market System under the symbol "WGTI". The following table sets forth the high and low sales prices as reported on the Nasdaq National Market during the last two years. As of December 2, 1996, the Company had approximately 46 shareholders of record. WGTI has not paid cash dividends on its common stock.


                                    Market Price Per Share
                               1996                       1995
                         High         Low          High           Low
                       ---------    ---------    ----------    ----------
     First Quarter       $13.25         9.00        $16.13         11.63
     Second Quarter       16.88         9.00         17.38         12.00
     Third Quarter        19.75        14.13         20.75         10.25
     Fourth Quarter       19.75        13.25         13.50          9.75

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA




                                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                                    ----------------------------------------------------------------------
                                                        1996           1995          1994          1993          1992
                                                    -------------   -----------   ------------  ------------  ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Revenues:
   Nonaffiliates                                      $33,186       $23,658        $21,785        $18,005       $14,438
   Affiliates                                          25,900        21,604         18,387         15,080        12,768
                                                    ------------   -----------   -----------   ------------  ------------
      Total revenues                                   59,086        45,262         40,172         33,085        27,206
Cost of revenues                                       23,234        16,576         12,731         12,176        10,569
                                                    ------------   -----------   -----------   ------------  ------------
      Gross profit                                     35,852        28,686         27,441         20,909        16,637
Selling, general and administrative expenses           18,934        15,872         12,984         10,603         8,506
Product development expenses                            9,804        10,469          9,059          6,545         5,033
Restructuring charges                                      --         1,279             --             --            --
                                                    ------------   -----------   -----------   ------------  ------------
      Operating income                                  7,114         1,066          5,398          3,761         3,098
Interest expense                                           --            --           (460  )        (779  )       (688  )
Interest income                                           350           313            295            274            --
Foreign currency gains (losses)                          (104   )      (245   )        213            498            34
                                                    ------------   -----------   -----------   ------------  ------------
     Income from continuing operations
         before income taxes                            7,360         1,134          5,446          3,754         2,444
Benefit from (provision for) income taxes              (2,208   )       (98   )     (2,124  )         867         1,103
                                                    ------------   -----------   -----------   ------------  ------------
      Income from continuing operations                 5,152         1,036          3,322          4,621         3,547
Income (loss) from discontinued operations                 --            --            204            135        (1,795  )
      Net income                                     $  5,152      $  1,036       $  3,526       $  4,756       $ 1,752
                                                    ============   ===========   ===========   ============  ============

PER SHARE DATA:
      Income from continuing operations              $   0.98      $   0.20       $   0.76       $   1.23      $   0.95
      Income (loss) from discontinued operations           --            --           0.04           0.04         (0.48  )
                                                    ------------   -----------   -----------
      Net income                                     $   0.98      $   0.20       $   0.80       $   1.27      $   0.47
                                                     ============   ===========   ===========  ============  ============

Weighted average number of common shares
     outstanding                                        5,231        5,245           4,398          3,750         3,750


                                                                            AS OF SEPTEMBER 30,
                                                    ---------------------------------------------------------------------
                                                       1996           1995          1994          1993          1992
                                                    ------------   -----------   -----------   ------------  ------------
                                                                               (IN THOUSANDS)
FINANCIAL CONDITION:
Working capital                                       $24,869       $20,117        $20,041      $  6,569     $  3,585
Total assets                                           34,298        29,344         28,272        20,381       19,678
Short-term debt, including current maturities of
   long-term debt                                          --            --             --         5,978        9,849
Long-term debt                                             --            --             --         4,370        4,370
Shareholders' equity                                   28,822        24,354         23,113         5,303          827


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Consolidated Statements of Income expressed as a percentage of total revenues:



                                                                      YEAR ENDED SEPTEMBER 30,
                                                            ---------------------------------------------
                                                               1996            1995            1994
                                                            -------------   -------------   -------------
           Revenues:
             Nonaffiliates                                         56.2  %         52.3  %         54.2  %
             Affiliates                                            43.8            47.7            45.8
                                                            -------------   -------------   -------------
               Total revenues                                     100.0           100.0           100.0
           Cost of revenues                                        39.3            36.6            31.7
                                                            -------------   -------------   -------------
           Gross profit                                            60.7            63.4            68.3
           Selling, general and administrative expenses            32.0            35.1            32.3
           Product development expense                             16.6            23.1            22.6
           Restructuring charges                                     --             2.8              --
                                                            -------------   -------------   -------------
           Operating income                                        12.1             2.4            13.4
           Interest expense                                          --              --            (1.1  )
           Interest income                                          0.6             0.7             0.8
           Foreign currency gains (losses)                         (0.2  )         (0.6  )          0.5
                                                                     --              --
                                                            -------------   -------------   -------------
           Income from continuing operations
                before income taxes                                12.5             2.5            13.6
           Provision for income taxes                              (3.8  )         (0.2  )         (5.3  )
                                                                     --              --
                                                            -------------   -------------   -------------
           Income from continuing operations                        8.7             2.3             8.3
           Income from discontinued operations                       --              --             0.5
                                                            ------------    -------------   -------------
           Net income                                               8.7  %          2.3  %          8.8  %
                                                            =============   =============   =============



         The following table presents, for the periods indicated, the Company's revenues from the sale of internetwork analysis products and complementary telecommunication products and such revenues as a percentage of total revenues:



                                                           YEAR ENDED SEPTEMBER 30,
                                  ----------------------------------------------------------------------------
                                          1996                      1995                       1994
                                  -----------------------   -----------------------    -----------------------
 Internetwork analysis products:
          DA-3x                     $31,716        53.7 %     $26,570        58.7 %      $31,200        77.7 %
          Domino                     13,665        23.1         6,638        14.7            321         0.8
          Other                       2,687         4.6         2,602         5.7          1,762         4.4
                                  ----------- -----------   ----------- -----------    ----------- -----------
             Total internetwork
                analysis products    48,068        81.4        35,810        79.1         33,283        82.9
 Complementary telecom-
    munication products              11,018        18.6         9,452        20.9          6,889        17.1
                                  ----------- ----------    ----------  -----------    ----------  -----------
             Total revenues         $59,086       100.0 %     $45,262       100.0 %      $40,172       100.0 %
                                  =========== ===========   =========== ===========    =========== ===========

         The following table presents the Company's total revenues from domestic and international sales for each of the last three fiscal years and such revenues as a percentage of total revenues:



                                                             YEAR ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------------------
                                             1996                       1995                     1994
                                    ------------------------   -----------------------  ------------------------
  United States                        $33,752         57.1 %    $24,919         55.1 %     $21,785        54.2 %
  Europe                                14,960         25.3       13,029         28.8        13,246        33.0
  Pacific Rim                            7,010         11.9        4,582         10.1         3,151         7.8
  Canada                                 1,995          3.4        1,560          3.4         1,160         2.9
  Central and South America              1,049          1.8          959          2.1           791         2.0
  Other                                    320          0.5          213          0.5            39         0.1
                                    -----------   ---------    ---------    ----------  ------------  ----------
  Total revenues                       $59,086        100.0 %    $45,262        100.0 %     $40,172       100.0 %
                                    ===========   ==========   ==========   ==========  ============  ==========


FISCAL 1996 COMPARED TO FISCAL 1995

         TOTAL REVENUES. Revenues for the fiscal year ended September 30, 1996 were $59.1 million, an increase of 30.5% over revenues of $45.3 million reported for fiscal year 1995, due to increased sales volume of both the Company's internetwork analysis products and complementary telecommunication products. Revenues have increased in each geographical territory due to increased demand for the Company's products. Domestic revenues increased 35.4% to $33.8 million in fiscal 1996 compared to $24.9 million in fiscal 1995. International revenues increased 24.5% to $25.3 million in fiscal 1996 compared to $20.4 million in fiscal 1995 primarily due to sales growth in the Pacific Rim, although European revenue growth also contributed to the overall increase in international revenues.
         Revenues from sales of the Company's internetwork analysis products increased $12.3 million, or 34.2%, to $48.1 million in fiscal 1996 from $35.8 million in fiscal 1995. The increasing complexity of computer networks, continued strength in the data networking market as customers migrate to new technologies and continued expansion of the Company's product lines have caused greater demand for the Company's internetwork analysis products.
         Revenues from sales of the Company's DA-3x product family increased $5.1 million, or 19.4%, to $31.7 million in fiscal 1996 from $26.6 million in fiscal 1995 primarily due to revenues associated with OC-3 and 100BaseT modules introduced in September 1995. DA-3x product family revenues represented 53.7% of total revenues in fiscal 1996 compared to 58.7% in fiscal 1995. DA-3x product family revenues declined as a percentage of total revenues due to faster growth in Domino product family revenues during fiscal 1996.
         Revenues from sales of the Company's Domino product family increased $7.0 million, or 105.9%, to $13.7 million in fiscal 1996 compared to $6.6 million in fiscal 1995. The Domino product family is a new generation of analyzers designed for the network installation and maintenance market. The DominoWAN(TM) and DominoLAN(TM) were both released for customer shipment during the first quarter of fiscal 1995 followed by the DominoFDDI(TM) in the fourth quarter of fiscal 1995. The Company continued to introduce new Domino products in fiscal 1996 including DominoWIZARD(TM) and DominoREMOTE. Revenues have increased as the Company has continued to expand product offerings and sales channels for this product family. In addition, the Company recorded Domino revenues of $2.8 million related to sales to a major U.S. manufacturer of network equipment which utilizes the Domino product line for pre- and post-sales support.
         Revenues of complementary telecommunications products increased by $1.5 million, or 16.6%, to $11.0 million in fiscal 1996 compared to $9.5 million in fiscal 1995 primarily due to an increase in revenues from sales of new products purchased from international affiliates for resale in the United States including the ANT-20, a physical layer test instrument for SDH, SONET and ATM.

         GROSS PROFIT. Gross profit increased $7.2 million, or 25.0%, to $35.9 million in fiscal 1996 from $28.7 million in fiscal 1995. Gross margin decreased to 60.7% in fiscal 1996 from 63.4% in fiscal 1995 primarily due to higher manufacturing costs on DA-30C units and other existing modules in order to meet the operating requirements of the OC-3 module and new CE Mark requirements for products sold into the European Common Market. Gross profit and gross profit percent may vary as a result of a number of factors, including product mix and the mix of international and domestic sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.0 million, or 19.3%, to $18.9 million in fiscal 1996 from $15.9 million in fiscal 1995. Selling, general and administrative expenses, as a percentage of revenues, decreased to 32.0% in fiscal 1996 from 35.1% in fiscal 1995. The dollar amount of these expenses increased primarily as a result of personnel, facility and equipment increases to support higher revenues. Selling, general and administrative expenses as a percentage of revenues decreased in fiscal 1996 as the Company curtailed marketing efforts on the Network Operations product family in September 1995.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses decreased $665,000, or 6.4%, to $9.8 million in fiscal 1996 from $10.5 million in fiscal 1995. Product development expenses, as a percentage of total revenues, decreased to 16.6% in fiscal 1996 from 23.1% in fiscal 1995. Product development expenses decreased in fiscal 1996 as the Company curtailed development efforts on the Network Operations product family in September 1995. Because the Company's product development activities are an important element of its growth strategy and because of the increasing complexity of network technologies and applications, the Company's expenditures for product development are expected to be higher in fiscal 1997 than they were in fiscal 1996 but decline as a percentage of revenues.

      RESTRUCTURING CHARGES. Revenue Restructuring charges were $1.3 million in fiscal 1995, all of which were incurred in the fourth fiscal quarter. In September 1995, the Company announced that it would curtail development and marketing efforts on the Network Operations product family. As a result, the Company recorded restructuring charges of $719,000, primarily related to the write-down of related inventories and the expected costs of employee severances. In addition, the Company recorded severance expenses of $560,000 associated with changes in senior management which were effective in the quarter ended September 30, 1995. There were no restructuring charges for the fiscal year ended September 30, 1996.

         FOREIGN CURRENCY GAINS (LOSSES). The Company incurred foreign currency losses of $104,000 in fiscal 1996 compared to foreign currency losses of $245,000 in fiscal 1995. The Company incurred net losses in fiscal 1996 on foreign currency exchange collars, accounts receivable and cash denominated in DM's as the U.S. dollar fluctuated against the DM. In fiscal 1995, the Company incurred losses on foreign currency exchange contracts and collars, partially offset by gains on accounts receivable and cash denominated in DM's, as the U.S. dollar weakened significantly against the DM.

         PROVISION FOR INCOME TAXES. The provision for income taxes was 30% of pretax income in fiscal 1996 compared to 8.6% in fiscal 1995. The increase in the effective tax rate in fiscal 1996 compared to 1995 was primarily due to decreased research and development tax credits generated during the fiscal year as a percentage of income before income taxes. The Company expects the effective tax rate for 1997 to be approximately 30%.

FISCAL 1995 COMPARED TO FISCAL 1994

         TOTAL REVENUES. Total revenues increased $5.1 million, or 12.7%, to $45.3 million in fiscal 1995 from $40.2 million in fiscal 1994. Revenues from sales of the Company's internetwork analysis products increased $2.5 million, or 7.6%, to $35.8 million in fiscal 1995 from $33.3 million in fiscal 1994.
         Revenues from sales of the Company's DA-3x product family decreased $4.6 million, or 14.8%, to $26.6 million in fiscal 1995 from $31.2 million in fiscal 1994. Revenues for the DA-3x product family were below anticipated levels primarily as a result of a number of delays in new product introductions. These new products and applications were introduced late in fiscal 1995 but had minimal positive impact on revenues for the year.
         The decrease in DA-3x product family revenues was offset by $6.6 million of revenues from sales of the Domino product family in fiscal 1995 compared to $321,000 in fiscal 1994. The Domino product family is a new generation of analyzers designed for the network installation and maintenance market. The DominoWAN(TM) and DominoLAN(TM) were both released for customer shipment during the first quarter of fiscal 1995 followed by the DominoFDDI(TM) in the fourth quarter of fiscal 1995.
         Revenues of complementary telecommunications products increased by $2.6 million, or 37.2%, to $9.5 million in fiscal 1995 compared to $6.9 million in fiscal 1994 primarily due to contract manufacturing performed by the Company for the ATE business unit. In 1994, activity related to the ATE business unit was accounted for in income from discontinued operations. See "Discontinued Operations." The Company also experienced an increase in revenues from sales of fiber optic test instruments and other new products purchased from international affiliates for resale in the United States.

         GROSS PROFIT. Gross profit increased $1.3 million, or 4.5%, to $28.7 million in fiscal 1995 from $27.4 million in fiscal 1994. Gross margin decreased to 63.4% in fiscal 1995 from 68.3% in fiscal 1994 due to the increased proportion of complementary telecommunication product sales primarily due to contract manufacturing performed by the Company for the ATE business unit. These products have lower margins as compared to the products developed and manufactured by the Company. In addition, the market for the Company's products is characterized by rapidly changing technology and frequent introduction of new products. The Company recorded write-downs in inventories in the fourth quarter of fiscal 1995 related to inventories which were rendered obsolete as a result of new products introduced during the quarter or planned for release in early fiscal 1996.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.9 million, or 22.2%, to $15.9 million in fiscal 1995 from $13.0 million in fiscal 1994. Selling, general and administrative expenses, as a percentage of revenues, increased to 35.1% in fiscal 1995 from 32.3% in fiscal 1994. The dollar amount of these expenses increased primarily as a result of personnel, facility and equipment increases to support higher revenues and to provide marketing efforts for new products, including the Company's Network Operations and Domino product family and new DA-3x interface modules for ATM and other broadband transmission technologies.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased $1.4 million, or 15.6%, to $10.5 million in fiscal 1995 from $9.1 million in fiscal 1994. Product development expenses, as a percentage of total revenues, increased to 23.1% in fiscal 1995 from 22.6% in fiscal 1994. These increases were primarily as a result of personnel, facility and equipment increases related to (i) the development of an improved user interface for the Company's network analysis products, (ii) the development of new DA-3x interface modules for Asynchronous Transfer Mode ("ATM") and other broadband transmission technologies and (iii) the development of new products, including the Domino product family.

         RESTRUCTURING CHARGES. Restructuring charges were $1.3 million in fiscal 1995, all of which were incurred in the fourth fiscal quarter. In September 1995, the Company announced that it would curtail development and marketing efforts on the Network Operations product family. As a result, the Company recorded restructuring charges of $719,000, primarily related to the write-down of related inventories and the expected costs of employee severances. In addition, the Company recorded severance expenses of $560,000 associated with changes in senior management which were effective in the quarter ended September 30, 1995. There were no restructuring charges for the fiscal year ended September 30, 1994.

         INTEREST EXPENSE. Interest expense was $460,000 in fiscal 1994. No interest expense was incurred in fiscal 1995 because the Company used a portion of the proceeds from its initial public offering to repay all of its indebtedness in April 1994.

         FOREIGN CURRENCY GAINS (LOSSES). The Company incurred foreign currency losses of $245,000 in fiscal 1995 compared to foreign currency gains of $213,000 in fiscal 1994. The Company incurred losses in fiscal 1995 on foreign currency exchange contracts and collars, partially offset by gains on accounts receivable and cash denominated in DM's, as the U.S. dollar weakened significantly against the DM. In fiscal 1994, the Company recorded gains of $90,000 related to bank indebtedness denominated in DM's resulting from the strengthening of the U.S. dollar relative to the DM during the first half of the fiscal year. The indebtedness denominated in DM's was repaid in April 1994.

         PROVISION FOR INCOME TAXES. The provision for income taxes was 8.6% of pretax income in fiscal 1995 compared to 39.0% in fiscal 1994. The decrease in the effective tax rate in fiscal 1995 compared to 1994 was primarily due to utilization of research and development tax credits generated during the fiscal year. The Company expects the effective tax rate for 1996 to be approximately 32%.

         DISCONTINUED OPERATIONS. The ATE business unit was sold to an affiliate at the end of fiscal 1992 and was accounted for as a discontinued operation in 1994. The Company continues to manufacture certain component parts and to provide certain services on a contract basis to the ATE business unit based on cost plus an appropriate profit. In 1995, revenues related to these activities are included in revenues from affiliates.

QUARTERLY FINANCIAL DATA

         The following table presents selected quarterly financial information for fiscal 1996 and 1995. This information is unaudited, but in the opinion of the Company's management, reflects all adjustments, consisting only of normal recurring adjustments, that the Company considered necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations.



                                                  FISCAL 1996                                      FISCAL 1995
                                  --------------------------------------------      ------------------------------------------
                                   FIRST      SECOND      THIRD      FOURTH         FIRST      SECOND     THIRD      FOURTH
                                  ---------  ---------   ---------  ---------      ---------  ---------  ---------  ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Nonaffiliates                     $7,172     $8,154     $ 8,895     $ 8,965     $6,420     $ 5,735     $5,278     $ 6,225
  Affiliates                         6,291      6,342       6,528       6,739      5,396       5,881      5,106       5,221
                                  ---------  ---------   ---------  ---------    --------   ---------  ---------  ---------
Total revenues                      13,463     14,496      15,423      15,704     11,816      11,616     10,384      11,446
Cost of revenues                     5,412      5,649       6,243       5,930      3,683       3,451      3,995       5,447
                                  ---------  ---------   ---------  ---------    --------   ---------  ---------  ---------
Gross profit                         8,051      8,847       9,180       9,774      8,133       8,165      6,389       5,999
Selling, general and
  administrative expenses            4,631      4,667       4,528       5,108      3,660       3,941      3,717       4,554
Product development expenses         2,621      2,413       2,445       2,325      2,379       2,519      2,642       2,929
Restructuring charges                   --         --          --          --         --          --         --       1,279
                                  ---------  ---------   ---------  ---------    --------   ---------  ---------  ---------
Operating income (loss)                799      1,767       2,207       2,341      2,094       1,705         30      (2,763)
Interest income                         53         60          79         158         93          80         68          72
Foreign currency gains (losses)        (21 )      (93 )       (46 )        56         83        (338 )      (24 )        34
                                  ---------  ---------   ---------  ---------    --------   ---------  ---------  ---------
Income (loss) from operations          831      1,734       2,240       2,555      2,270       1,447         74      (2,657)
Benefit from (provision for)
  income taxes                        (266 )     (553 )      (719 )      (670)      (726 )      (463 )      (23 )     1,114
                                  ---------  ---------   ---------  ---------    --------   ---------  ---------  ---------
Net income (loss)                  $   565    $ 1,181     $ 1,521     $ 1,885     $1,544      $  984    $    51    $ (1,543)
                                  =========  =========   =========  =========    ========   ========   =========  =========


Net income (loss) per share         $0.11      $0.23       $0.29      $0.36         $0.30       $0.19      $0.01      $(0.29 )

Weighted average numbers of
  common shares outstanding         5,218      5,155       5,275      5,273         5,226       5,243      5,260       5,237
                                 =========  =========   =========  =========     =========   =========  =========   =========


         In recent years, the Company's revenues and operating income have been affected by the timing of new product introductions, expenditures for product development and marketing programs and for the hiring of product development, marketing, sales and administrative personnel. Quarterly results have also been affected, and may continue to be affected, by realized and unrealized foreign currency gains or losses. Further, the Company's expense levels have been based, in part, on its expectations of future revenues. If expected revenue levels are not achieved in the future in a particular quarter, quarterly results may be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

                                      1996           1995                1994
                                 -----------     -------------      ------------
                                                (IN THOUSANDS)
Cash and cash equivalents            $10,286         $  5,374          $  6,624
Working Capital                      $24,869         $ 20,117          $ 20,041


         Cash and cash equivalents increased $4.9 million in 1996 and decreased $1.3 million in 1995. The increase in 1996 resulted primarily from cash provided by operations offset by the acquisition of equipment and the repurchase of Common Stock. The decrease in 1995 resulted primarily from acquisitions of equipment and intangible assets offset by cash provided by operations.
         Net cash generated from operations was $7.3 million in 1996, $1.7 million in 1995 and $546,000 in 1994. The primary source of these funds was net income before depreciation and amortization for all periods. The net increase in 1995 also reflects an increase in income tax receivable of $1.5 million related to overpayment of estimated income taxes for the year. Cash provided by operations in 1994 reflects increases of $3.1 million in inventories and $2.1 million in accounts receivable.
         Net cash used in investing activities was $1.7 million in 1996, $3.3 million in 1995 and $1.5 million in 1994. All of the cash used in investing activities was the result of acquisitions of property and equipment and intangible assets. Acquisitions of property and equipment consist primarily of computer hardware and test equipment. Acquisitions of intangible assets consists primarily of financial, manufacturing, product and product development software. Expenditures for property and equipment increased in 1995 as a result of leasehold improvements and furnishings purchased in connection with the leasing of additional space for conducting the Company's operations.
         Net cash used in financing activities was $684,000 in 1996. The Company used $1.3 million to repurchase 100,000 shares of Common Stock in December 1995 which was partially offset by proceeds from the sale of Common Stock under the Company's Employee Stock Purchase Plan and pursuant to the exercise of stock options. Net cash provided by financing activities was $369,000 in 1995 and $7.4 million in 1994. The primary sources of funds in 1995 were the proceeds from the sale of common stock under the Company's Employee Stock Purchase Plan and pursuant to the exercise of employee stock options. The primary source of funds in 1994 was the proceeds from the Company's initial public offering. In April and May 1994, the Company completed an initial public offering, receiving net proceeds of $14.3 million. The Company used a portion of the proceeds to repay all outstanding indebtedness.
         In March 1995, the Company entered into a $5.0 million line of credit facility with a U.S. bank which expires in January 1998. In September 1996, availability under this line was reduced by $267,000 as a result of a standby letter of credit issued by the bank to secure the Company's group medical insurance plan. Through September 30, 1996, there have been no borrowings under this facility.
         Management estimates that capital expenditures will be approximately $1.8 million in fiscal 1997. These amounts will be used primarily for the purchase of equipment related to product development, information systems and manufacturing operations.
         The Company believes that cash generated from operations, together with existing cash balances and borrowings available under the Company's U.S. bank line of credit facility, will be sufficient to satisfy the Company's requirements for working capital and capital expenditures in fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wandel & Goltermann Technologies, Inc.:

         We have audited the accompanying consolidated balance sheets of Wandel & Goltermann Technologies, Inc. (a North Carolina corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wandel & Goltermann Technologies, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



                                                         /s/ Arthur Andersen LLP
Raleigh, North Carolina,
November 1, 1996.

WANDEL & GOLTERMANN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS



(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------

                                                                               SEPTEMBER 30,
                                                                 ------------------------------------------
                                                                        1996                  1995
                                                                 --------------------  --------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                $10,286              $  5,374
   Accounts receivable-
      Nonaffiliates                                                           8,148                 5,378
      Affiliates                                                              5,068                 3,934
   Income tax receivable                                                        720                 1,464
   Inventories                                                                4,695                 6,616
   Deferred tax assets                                                        1,079                 1,946
   Other current assets                                                         349                   395
                                                                 --------------------  --------------------
        Total current assets                                                 30,345                25,107
                                                                 --------------------  --------------------
Property and Equipment, at cost:
   Machinery and equipment                                                    4,401                 4,189
   Furniture and fixtures                                                     5,186                 5,764
                                                                 --------------------
                                                                                       --------------------
                                                                              9,587                 9,953
   Accumulated depreciation                                                  (6,323  )             (6,213  )
                                                                 --------------------  --------------------
                                                                              3,264                 3,740
                                                                 --------------------  --------------------
Other assets                                                                    689                   497
                                                                 --------------------  --------------------
                                                                            $34,298               $29,344
                                                                 ====================  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-
      Nonaffiliates                                                         $ 1,327              $  1,579
      Affiliates                                                                950                   258
   Accrued compensation                                                       1,855                 1,683
   Other accrued liabilities                                                  1,344                 1,470
                                                                 --------------------  --------------------
         Total current liabilities                                            5,476                 4,990
                                                                 --------------------  --------------------
Shareholders' Equity:
   Preferred stock, $0.01 par value, 2,000,000 shares
authorized;
      no shares issued and outstanding                                           --                    --
   Common stock, $0.01 par value, 20,000,000 shares
      authorized; shares issued and outstanding - 5,169,052 at
      September 30, 1996 and 5,218,430 at September 30, 1995                     52                    52
   Additional paid-in capital                                                25,056                25,740
   Retained earnings (accumulated deficit)                                    3,714                (1,438  )
                                                                 --------------------  --------------------
                                                                             28,822                24,354
                                                                 --------------------  --------------------
                                                                            $34,298               $29,344
                                                                 ====================  ====================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

WANDEL & GOLTERMANN TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF INCOME



(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
  -------------------------------------------------------------------------------------------------------------
                                                                  YEAR ENDED SEPTEMBER 30,
                                               ----------------------------------------------------------------
                                                    1996                   1995                   1994
                                              ------------------     ------------------    -------------------

Revenues:
   Nonaffiliates                                        $33,186                $23,658                $21,785
   Affiliates                                            25,900                 21,604                 18,387
                                              ------------------                           -------------------
                                                                     ------------------
      Total revenues                                     59,086                 45,262                 40,172
Cost of revenues                                         23,234                 16,576                 12,731
                                              ------------------                           -------------------
                                                                     ------------------
      Gross profit                                       35,852                 28,686                 27,441
Selling, general and administrative expenses             18,934                 15,872                 12,984
Product development expenses                              9,804                 10,469                  9,059
Restructuring charges                                        --                  1,279                     --
                                              ------------------     ------------------    -------------------
      Operating income                                    7,114                  1,066                  5,398
Interest expense                                             --                     --                   (460 )
Interest income                                             350                    313                    295
Foreign currency gains (losses)                            (104 )                 (245 )                  213
                                              ------------------     ------------------    -------------------
      Income from continuing operations
          before income taxes                             7,360                  1,134                  5,446
Provision for income taxes                               (2,208 )                  (98 )               (2,124 )
                                              ------------------     ------------------    -------------------
      Income from continuing operations                   5,152                  1,036                  3,322
Income from discontinued operations                          --                     --                    204
                                              ------------------     ------------------    -------------------
Net income                                               $5,152               $  1,036                $ 3,526
                                              ==================     ==================    ===================


Per Share Data:
   Income from continuing operations                    $  0.98                $  0.20                $  0.76
   Income from discontinued operations                       --                     --                   0.04
                                              ------------------     ------------------    -------------------
   Net income                                           $  0.98                $  0.20                $  0.80

                                              ==================     ==================    ===================
Weighted average number of common
          shares outstanding                              5,231                  5,245                  4,398



              The accompanying notes are an integral part of these
                        consolidated financial statements

WANDEL & GOLTERMANN TECHNOLOGIES, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



  (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                    COMMON STOCK                            RETAINED
                                               -------------------------   ADDITIONAL       EARNINGS
                                                                            PAID-IN       (ACCUMULATED
                                                  SHARES       AMOUNT       CAPITAL         DEFICIT)         TOTAL
                                                ------------  ----------  -------------  ----------------  ----------
Balance, September 30, 1993                      3,750,000        $ 38         $11,265         $  (6,000 )   $  5,303

  Issuance of common stock, net of offering
     expenses of $1,611                          1,445,000          14          14,270                --       14,284

  Net income                                            --          --              --             3,526        3,526
                                                ------------  ----------  -------------  ----------------  ----------
  Balance, September 30, 1994                    5,195,000          52          25,535            (2,474 )     23,113

  Issuance of common stock, net of
     expenses of $9                                 23,430          --             205                --          205

  Net income                                            --          --              --             1,036        1,036
                                                ------------  ----------  -------------  ----------------  ----------
Balance, September 30, 1995                      5,218,430          52          25,740            (1,438 )     24,354

  Repurchase of common stock                      (100,000  )       (1  )       (1,286 )              --       (1,287)

  Issuance of common stock                          50,622           1             602                --          603

  Net income                                            --          --              --             5,152        5,152
                                                ------------  ----------  -------------  ----------------  ----------
Balance, September 30, 1996                      5,169,052        $ 52         $25,056           $ 3,714      $28,822
                                                ============  ==========  =============  ================  ==========


  The accompanying notes are an integral part of these consolidated financial statements

WANDEL & GOLTERMANN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


  (DOLLARS IN THOUSANDS)
    ------------------------------------------------------------------------------------------------------------------
                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                      ------------------------------------------------
                                                                        1996              1995             1994
                                                                     -------------    --------------   -------------
   Cash flows from operating activities:
      Net income                                                          $5,152            $1,036          $ 3,526
      Adjustments to reconcile net income to net cash provided
        by operating activities-
         Depreciation and amortization                                     1,957             1,933            1,276
         Deferred tax asset                                                  867              (289  )           690
         (Increase) decrease in accounts receivable -
             Nonaffiliates                                                (2,770  )           (581  )        (1,376 )
             Affiliates                                                   (1,134  )            795             (697 )
         (Increase) decrease in income tax receivable                        744            (1,464  )            --
         (Increase) decrease in inventories                                1,921               325           (3,070 )
         Increase (decrease) in accounts payable-
             Nonaffiliates                                                  (252  )           (161  )           549
             Affiliates                                                      692                10             (315 )
         Increase (decrease) in other current liabilities                     46               (18  )           195
      Other, net                                                             119                69             (232 )
                                                                     -------------    --------------   -------------
            Net cash provided by operating activities                      7,342             1,655              546
                                                                     -------------    --------------   -------------

   Cash flows from investing activities:
      Purchases of marketable securities                                 (23,560  )        (21,500  )            --
      Proceeds from the sale of marketable securities                     23,560            21,500               --
      Acquisitions of property and equipment                              (1,285  )         (2,985  )        (1,261 )
      Acquisitions of intangible assets                                     (461  )           (289  )          (259 )
                                                                     -------------    --------------   -------------
            Net cash used in investing activities                         (1,746  )         (3,274  )        (1,520 )
                                                                     -------------    --------------   -------------

   Cash flows from financing activities:
      Repurchase of Common Stock                                          (1,287  )             --               --
      Proceeds from issuance of common stock, net                            603               205           14,284
      Net payments under bank line of credit agreement                        --                --             (408 )
      Net payments of short-term notes payable to nonaffiliates               --                --           (1,071 )
      Notes receivable from affiliates                                        --                38            3,367
      Payments of debt                                                        --                --           (8,779 )
      Other, net                                                              --               126               --
                                                                                      --------------   -------------
                                                                     -------------    --------------   -------------
            Net cash provided by (used in) financing activities             (684  )            369            7,393
                                                                     -------------    --------------   -------------

   Increase (decrease) in cash and cash equivalents                        4,912            (1,250  )         6,419

   Cash and cash equivalents, beginning of year                            5,374             6,624              205
                                                                     -------------    --------------   -------------

   Cash and cash equivalents, end of year                                $10,286            $5,374           $6,624
                                                                     =============    ==============   =============

   Other cash flow information:
            Income taxes paid                                           $  1,342            $2,345           $1,037
            Interest paid                                                     --                --              650


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

    BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Wandel & Goltermann Technologies, Inc. and its wholly-owned subsidiaries which are referred to collectively herein as the "Company."

    DESCRIPTION OF BUSINESS

         The Company develops, manufactures, markets and supports test, measurement, diagnostic and monitoring products for local and wide area data and telecommunication networks. The Company also markets specialized test, measurement and monitoring instruments primarily for use by operators of telecommunication and data transmission systems.

2. SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Wandel & Goltermann Technologies, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

CASH EQUIVALENTS

         The Company considers short-term investments with original maturities of three months or less to be cash equivalents.

REVENUES

         The Company recognizes product revenues at the time of shipment to nonaffiliated and affiliated customers. Service revenues are recognized as services are performed. Maintenance contract revenues, including revenues related to extended warranty contracts, are deferred and recognized over the contract term. The Company accrues related product return reserves and warranty expenses at the time of sale.

MAJOR CUSTOMERS, CONCENTRATION OF CREDIT RISK AND EXPORT SALES

         Sales to affiliates accounted for approximately 44% of total revenues in 1996, 48% in 1995 and 46% in 1994. The Company had accounts receivable from affiliates of $5,068,000 at September 30, 1996, and $3,934,000 at September 30, 1995. Management believes that all amounts due from affiliates are fully collectible. No nonaffiliated customer accounted for 10% or more of total revenues in 1996, 1995 or 1994. In the normal course of business, the Company extends credit to various nonaffiliated companies, primarily developers and manufacturers of network systems in the United States. The Company manages its exposure to credit risk from nonaffiliated customers through credit approval and monitoring procedures. Further, the Company believes that its portfolio of receivables from nonaffiliated customers is well diversified and that the allowance for doubtful accounts ($125,000 at September 30, 1996 and $90,000 at September 30, 1995) is adequate. Accounts receivable are not collateralized.

         The Company had export sales, through affiliates, to end users in the following geographic regions (in thousands):


                                                                 YEAR ENDED SEPTEMBER 30,
                                                     ------------------------------------------------
                                                             1996             1995            1994
                                                     ---------------   --------------  --------------
                 Europe                                   $14,960          $13,029         $13,246
                 Pacific Rim                                7,010            4,582           3,151
                 Canada                                     1,995            1,560           1,160
                 Central and South America                  1,049              959             791
                 Other                                        320              213              39
                                                     ---------------   --------------  --------------
                                                          $25,334          $20,343         $18,387
                                                     ===============   ==============  ==============


MARKETABLE SECURITIES

         As part of the Company's cash management program, the Company invests in highly liquid preferred stock and municipal bonds. The interest and dividend rates on these securities are reset on a frequent basis. Under Statement of Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", these securities are classified as "available-for-sale securities." The Company did not hold any such securities at September 30, 1996 or 1995.

PER SHARE DATA

         Income per share amounts are computed using the weighted average number of common shares and common share equivalents outstanding and the dilutive effects of stock options and the Employee Stock Purchase Plan, using the treasury stock method. The primary and fully diluted income per share amounts are the same for all annual periods presented.

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. As of September 30, inventories consist of (in thousands):

                                             1996         1995
                                         -----------    ---------

          Raw materials                     $1,473       $1,767
          Work in process                      760        1,406
          Finished goods                     2,462        3,443
                                         -----------    ---------
                                            $4,695       $6,616
                                         ===========    =========

PROPERTY AND EQUIPMENT

         Property and equipment is stated at original cost. Depreciation is calculated using primarily accelerated methods. Machinery and equipment are depreciated over three to ten years. Furniture and fixtures are depreciated over five to seven years.

OTHER ASSETS

         Other assets consist primarily of purchased software ($453,000 at September 30, 1996 and $389,000 at September 30, 1995) used in the administrative operations of the Company or resold or used in conjunction with the Company's products. Such software is being amortized over three to five years.

OTHER ACCRUED LIABILITIES

         As of September 30, other accrued liabilities consist of the following (in thousands):

                                            1996          1995
                                        ------------  -----------

         Deferred revenues              $     485      $   256
         Warranty reserve                     300          280
         Trademark and license fees            33          336
         Other                                526          598
                                        ------------  -----------
                                           $1,344       $1,470
                                        ============  ===========

FOREIGN CURRENCIES

         Certain product sales to affiliates, inventory purchases from affiliates, and other transactions with affiliates are denominated in German Deutsche Marks ("DMs") and are translated into U.S. dollars at the exchange rate in effect at the transaction date. Gains or losses resulting from changes in the exchange rate subsequent to the transaction date are reflected in the consolidated statements of income in the period in which they occur.

         From time to time, the Company has sought to reduce its exposure to increases in the U.S. dollar relative to the DM by purchasing forward foreign currency exchange contracts and collars relating to cash and accounts receivable denominated in DMs. In addition, the Company purchases foreign currency exchange contracts and collars relating to some of its future anticipated sales in DMs. As of September 30, 1996, the Company has no outstanding forward currency exchange rate contracts or collars.

         Cash and accounts receivable denominated in DM are revalued at each balance sheet date at the then current exchange rate, and any unrealized gain or loss is recognized in the consolidated statement of income. Any foreign currency exchange collars or any contracts are revalued at each balance sheet date at the then current exchange rate, and any unrealized gain or loss is recognized in the consolidated statement of income.

PRODUCT DEVELOPMENT EXPENSES

         All product development costs, including software development costs, have been expensed as incurred. The Company anticipates capitalizing eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. Through September 30, 1996, such capitalizable costs were insignificant and, thus, the Company has charged all software development costs to product development expenses in the accompanying consolidated statements of income.

RESTRUCTURING CHARGES

         In the fourth quarter of fiscal year 1995, the Company recorded restructuring charges of $1,279,000. In September 1995, the Company announced that it would curtail development and marketing efforts on the Network Operations product family. As a result, the Company recorded restructuring charges of $719,000, primarily related to the write-down of inventories and the expected costs of employee severances. In addition, the Company recorded severance expenses of $560,000 associated with changes in senior management which were effective in the quarter ended September 30, 1995.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt SFAS 123 for the fiscal year beginning October 1, 1996. This statement establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. Under SFAS 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of this statement had been adopted. The Company plans to adopt only the disclosure requirements of SFAS 123; therefore, such adoption will have no effect on the Company's financial position or results of operations.

 3. TRANSACTIONS WITH AFFILIATES

         At September 30, 1996, Wandel & Goltermann Management Holding GmbH ("WGG") owns 2,961,000 shares of the Company's common stock. The Company has engaged in various types of transactions with WGG and affiliates of WGG (collectively "affiliates") as follows (in thousands):




                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                             ------------------------------------------
                                                                                1996          1995           1994
                                                                             -----------   -----------   --------------
Revenues from affiliates                                                        $25,900       $21,604          $18,387
Product purchases from affiliates                                                 7,207         7,898            5,605
Trademark license fees to affiliates and sales, product development and
   administration support services provided to the Company by affiliates          1,570         1,167            1,053
Rent and reimbursement of employee costs to an affiliate for Swiss
   marketing office                                                                 712           750              713
Product service fees paid to affiliates for items sold in the U.S. and
   shipped to international customer locations                                      245           127               12
Commissions paid to an affiliate for services to Latin American customers           193            22               --
License fees to affiliates for products developed by affiliates and sold by
   the Company                                                                       11            36               31
Interest income to the Company                                                       11            35              165
Interest expense to the Company                                                      --            --               35
                                                                             ===========   ===========   ==============



         In addition, see Note 9 for transactions with an affiliate related to discontinued operations, and Note 6 for lease commitments to an affiliate.

         Certain of the above expenses have been allocated to the Company by affiliates. The Company believes such allocation methods are reasonable and would not be materially different from what the expenses would have been on a stand-alone basis.

4.  BANK LINE OF CREDIT

         In March 1995, the Company entered into a $5,000,000 unsecured line of credit facility with a U.S. bank. In September 1996, availability under this line was reduced by $267,000 as a result of a standby letter of credit issued by the bank to secure the Company's group medical insurance plan. There were no amounts outstanding under this facility during 1996 and 1995. The line, if used, is payable on January 30, 1998 and bears interest at the lower of the bank's prime rate minus .50% or LIBOR plus 1.25%. Under the terms of the facility, the Company has agreed to certain financial covenants, including the maintenance of stipulated amounts of quick working capital and tangible net worth. As of September 30, 1996, the Company was in compliance with these financial covenants.

5. INCOME TAXES

         The provision for income taxes from continuing operations includes the following components (in thousands):



                                                                YEAR ENDED SEPTEMBER 30,
                                               -----------------------------------------
                                                 1996           1995           1994
                                              ------------   ------------   ------------
          Current tax provision:
             Federal                               $1,100          $ 337         $1,250
             State                                    241             50            184
                                              ------------   ------------   ------------
                                                    1,341            387          1,434
                                              ------------   ------------   ------------
          Deferred tax provision:
             Federal                                  780           (233 )          602
             State                                     87            (56 )           88
                                              ------------   ------------   ------------

                                                      867           (289 )          690
                                              ------------   ------------   ------------
          Provision for income taxes               $2,208          $  98         $2,124
                                              ============   ============   ============



         As of September 30, 1996 and 1995, the components of the Company's net deferred tax assets are as follows (in thousands):

                                                                     SEPTEMBER 30,
                                                              --------------------------
                                                                 1996           1995
                                                              ------------   -----------
        Accrued expenses                                         $   452        $   630
        Deferred revenues                                            189            100
        Inventory reserves                                           428            960
        Research and development tax credit carryforwards             --            189
        Other                                                         10             67
                                                              -----------    -----------
                          Total deferred tax assets               $1,079         $1,946
                                                              ===========    ===========



         The reconciliation of income tax computed at the U.S. federal statutory income tax rate to income tax expense is:



                                                                        YEAR ENDED SEPTEMBER 30,
                                                                -----------------------------------------
                                                                  1996           1995            1994
                                                               ------------   ------------    -----------
         Tax at U.S. statutory rate                                   34.0 %         34.0 %         34.0 %
         State income taxes, net of federal benefit                    4.5             --            5.0
         Research and development tax credits                         (2.8 )        (22.0 )           --
         Foreign sales corporation                                    (4.5 )         (2.2 )           --
         Other, net                                                   (1.2 )         (1.1 )           --
                                                               -------------  ------------    -----------

                                                                      30.0 %          8.7 %         39.0 %
                                                               ============   ============    ===========


6. COMMITMENTS

         The Company leases certain facilities under operating leases. The corporate offices and manufacturing facilities of the Company are leased from a partnership, the majority of which is owned by a beneficial shareholder of WGG. Under these leases, which expire on September 30, 2005 and 2010, annual rent of $1,046,000 (effective October 1, 1996) is payable in monthly installments. The annual rent is adjusted each October 1 for changes in the consumer price index. The aggregate future rental obligations disclosed below assume the 1997 rental amount will not change for the duration of the lease. Rent expense under all leases was approximately $1,153,000 in 1996, $939,000 in 1995 and $723,000 in 1994.

         Aggregate rental obligations for future fiscal years under leases having remaining terms of one year or more, including the leases for the corporate offices and manufacturing facility, at September 30, 1996, are as follows (in thousands):



               1997                                $  1,162
               1998                                   1,132
               1999                                   1,068
               2000                                   1,047
               2001                                   1,046
               Thereafter                             6,848
                                             --------------
                                                    $12,303
                                             ==============

7. EMPLOYEE SAVINGS PLAN

         The Company has a defined contribution 401(k) plan that covers substantially all employees. The plan provides for the Company to match voluntary employee contributions. In 1996, the matching rate was 75% of the employee contribution up to 6% of annual compensation. Such matching rate can be changed at the Company's discretion. All contributions by the Company are funded currently and vest over five years. All employee contributions are fully vested. Total expenses related to this plan were $445,000 in 1996, $436,000 in 1995 and $425,000 in 1994.

8. COMMON STOCK

SHARE REPURCHASE PROGRAM

         In November 1995, the Company's Board of Directors authorized the Company to repurchase up to 200,000 shares of its Common Stock on the open market to satisfy commitments under its stock option and stock purchase plans. As of September 30, 1996, the Company has repurchased 100,000 shares at an aggregate cost of $1,287,000.

OMNIBUS STOCK PLAN

         The Company has a stock plan (the "Omnibus Stock Plan") which provides for the grant to selected employees and directors of incentive and non-qualified options, stock appreciation rights, restricted stock, performance awards and other stock-based awards. The purchase price for stock subject to these options shall be no less than the fair market value of the common stock at the date of the grant. The options outstanding under this plan vest over periods ranging up to five years and expire over periods ranging up to ten years. In August 1996, the Board of Directors authorized the increase of shares reserved for issuance under the Omnibus Stock Plan from 775,000 to 1,175,000 subject to shareholder approval.

OUTSIDE DIRECTORS' STOCK OPTION PLAN

         In January 1994, the Company adopted an Outside Directors' Stock Option Plan and reserved 25,000 shares of the Company's common stock for issuance under the plan. Under the plan, each outside director joining the Company's Board of Directors will automatically be granted options to purchase 1,000 shares. In February 1996, the Board of Directors authorized an increase in the number of options granted to outside directors upon annual re-election from 1,000 to 2,000 shares. All options will be granted with an exercise price equal to the fair market value of the Company's common stock at the date of the grant. The options outstanding under this plan vest over three years and expire in 10 years.

The following table summarizes the activity under the Omnibus Stock Plan and the Outside Directors' Stock Option Plan:


                                                            SHARES
                                                         AVAILABLE FOR         OPTIONS            EXERCISE PRICE
                                                             GRANT           OUTSTANDING              RANGE
                                                        -----------------   ----------------    ---------------------
Balances at September 30, 1993                                       --                 --                      --
     Authorized                                                 400,000                 --                      --
     Granted                                                   (114,000  )         114,000           $10.00-$10.69
     Forfeited                                                    5,000             (5,000  )               $10.00
                                                        -----------------   ----------------    ---------------------
Balances at September 30, 1994                                  291,000            109,000           $10.00-$10.69
     Granted                                                    (97,000  )          97,000           $12.94-$15.19
     Exercised                                                       --             (9,900  )               $10.00
     Forfeited                                                    7,500             (7,500  )        $10.00-$15.19
                                                        -----------------   ----------------    ---------------------
Balances at September 30, 1995                                  201,500            188,600           $10.00-$15.19
     Authorized                                                 400,000                 --                      --
     Granted                                                   (521,900  )         521,900            $9.25-$19.00
     Exercised                                                       --            (22,990  )        $10.00-$15.19
     Forfeited                                                   51,210            (51,210  )         $9.25-$15.19
                                                        -----------------   ----------------    ---------------------
Balances at September 30, 1996                                  130,810            636,300            $9.25-$15.19
                                                        =================   ================    =====================


Of the outstanding options, 36,173 were exercisable as of September 30, 1996.

EMPLOYEE STOCK PURCHASE PLAN

         The Company has an Employee Stock Purchase Plan under which employees may authorize payroll deductions of up to 6% of their base compensation to purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or the end of each offering period. In August 1996, the Board of Directors authorized the increase of shares reserved for issuance under the Employee Stock Purchase Plan from 100,000 to 200,000 subject to shareholder approval. Through September 30, 1996, 41,162 shares have been issued under the plan. Under the current offering, which expires December 31, 1996, the offering price at the beginning of the offering period was $9.08.

9. DISCONTINUED OPERATION

         In September 1992, the Company sold the net assets and liabilities of its ATE business unit ("ATE") to an affiliate. In 1994, the Company provided manufacturing and engineering services to ATE (revenues of $478,000), and manufactured products for ATE (revenues of $1,953,000), both at the Company's cost plus an appropriate profit. The revenues and expenses related to these services have been reflected as income from discontinued operations of $334,000 ($204,000 net of taxes). Revenues of $565,000 in 1996 and $1,261,000 in 1995 related to these activities are included in revenues from affiliates. In addition, the Company has provided various administrative and other services to ATE at the Company's approximate cost ($91,000 in 1996, $59,000 in 1995 and $74,000 in 1994), which has been offset against selling, general and administrative expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required hereunder relating to directors and executive officers of the Company is incorporated by reference herein to the sections captioned "Election of Directors;" "Management;" and "Compliance With Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on February 5, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1996.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 of Form 10-K is incorporated by reference to the sections captioned "Election of Directors;" "Compensation Committee Interlocks and Insider Participation;" and "Certain Transactions" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 of Form 10K is incorporated by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 of Form 10-K is incorporated by reference to the section captioned "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.



                                                                                                      PAGE NUMBER(S)
   (a) (1)  FINANCIAL STATEMENTS
            Report of Independent Public Accountants                                                        17
            Consolidated Balance Sheets as of September 30, 1996 and September 30, 1995                     18
            Consolidated Statements of Income for the three years ended
               September 30, 1996                                                                           19
            Consolidated Statements of Changes in Shareholders' Equity for the
               three years ended September 30, 1996                                                         20
            Consolidated Statements of Cash Flows for the three years ended
               September 30, 1996                                                                           21
            Notes to Consolidated Financial Statements                                                      22

       (2)  Financial Statement Schedules:  Information required in financial statement schedules has been included in the accompanying financial statements or is in amounts not sufficient to require submission of schedules.
       (3)  See Index to Exhibits on page 30 of this Form 10-K.

   (b)      The Registrant did not file or amend any reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1996


          INDEX TO EXHIBITS

Exhibit No.          Description of Document
  3.1                  Amended and Restated Articles of Incorporation of the Company. (1)
  3.2                  Restated Bylaws of the Company.  (1)
  4.1                  Form of Common Stock Certificate. (1)
 10.1                  Order Processing Agreement effective as of October 1, 1993, by and between Wandel &
                       Goltermann GmbH & Co. Elektronische Me(beta)technik and the Company. (1)
 10.2                  Trademark Licensing Agreement effective as of February 1, 1992, as amended, by and between
                       WGG and the Company.(1)
 10.3                  Lease Agreement dated as of October 1, 1984, as amended, by and between Wandel &
                       Goltermann Associates and the Company. (1)
 10.4                  Distributor Agreement, effective as of October 1, 1993, by and between WGG and the
                       Company. (1)
 10.5                  Wandel & Goltermann Technologies, Inc. Omnibus Stock Plan. (1)(2)
 10.6                  Wandel & Goltermann Technologies, Inc. Employee Stock Purchase Plan.  (1)(2)
 10.7                  Wandel & Goltermann Technologies, Inc. Outside Directors' Stock Option Plan.  (1)(2)
 10.8                  Employment Agreement effective as of July 22, 1991, as amended October 1, 1993, between the Company and Robert B. Davidson.  (1)(2)
 10.9                  Asset Purchase Agreement dated as of September 30, 1992, by and between Wandel &
                       Goltermann GmbH & Co. Elektronische Me(beta)technik and the Company (sale of ATE business unit). (1)
10.10                  Amended and Restated Promissory Note dated as of January 24, 1994, by and between Wandel &
                       Goltermann GmbH & Co. Elektronische Me(beta)technik and the Company (sale of ATE business uNIt to an affiliate).  (1)
10.11                  Agreement of Sale effective as of April 1, 1993, by and between Wandel & Goltermann Inc.
                       and the Company (purchase of U.S. sales and service operations of an affiliate).  (1)
10.12                  Note payable dated as of January 14, 1994, to German bank for Deutsche Mark ("DM")
                       2,000,000, due April 30, 1994.  (1)






10.13                  Note payable dated as of January 14, 1994, to German bank for DM 2,000,000, due
                       April 30, 1994.  (1)
10.14                  Term loan  dated as of February 7, 1991, with a German bank for $675,000, due
                       February 3, 1995.  (1)
10.15                  Note payable dated as of September 24, 1991, to German bank for $1,245,000, due November
                       30, 1994.  (1)
10.16                  Term loan dated as of February 18, 1992, with a German bank for $700,000, due
                       February 17, 1995.  (1)
10.17                  Term loan dated as of April 2, 1992, with a German bank for $1,750,000, due
                       March 1, 1996.  (1)
10.18                  Plan of Reorganization for Wandel & Goltermann effective February 7, 1994, by and between the Company and Wandel & Goltermann (WGT), Inc. (1)
10.19                  Lease Agreement dated as of May 18, 1994, by and between W&G Associates and the Company.
                       (3)
10.20                  Loan Agreement and promissory note dated June 9, 1994, with a U.S. bank for up to
                       $2,000,000, due January 30, 1995.  (3)
10.21                  Loan Agreement and promissory note dated March 16, 1995, with a U.S. bank for up to
                       $5,000,000, due January 30, 1998.  (4)
11.1                   Statement of computation of earnings per share of common stock.
21.1                   Subsidiaries of the Company.  (1)
23.1                   Consent of Arthur Andersen LLP.

--------------

(1) Incorporated by reference herein to the exhibit designated by the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-74564).

(2) Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(3) Incorporated by reference herein to the exhibit designated by the same number in the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1994.

(4) Incorporated by reference herein to the exhibit designated by the same number in the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1995.
--------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Durham, State of North Carolina, on December 20, 1996.


                             WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                  By:/s/         Gerry Chastelet
                                                 Gerry Chastelet
                                      President and Chief Executive Officer

December 20, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/         Gerry Chastelet         President and Chief Executive                       December 20, 1996
     ----- -----------------------------
                 Gerry Chastelet           Officer and Director (principal
                                         executive officer)


     /s/          Adelbert Kuthe         Vice President - Finance and Secretary              December 20, 1996
     ----- -----------------------------
                  Adelbert Kuthe           (principal financial and accounting
                                         officer)


     /s/          Herbert Bayer          Chairman                                            December 20, 1996
     ----- -----------------------------
                  Herbert Bayer


     /s/         Richard Pospisil        Vice Chairman                                       December 20, 1996
     ----- -----------------------------
                 Richard Pospisil


     /s/         Albrecht Wandel         Director                                            December 20, 1996
     ----- -----------------------------
                 Albrecht Wandel


     /s/           Rolf Schmid           Director                                            December 20, 1996
     ----- -----------------------------
                   Rolf Schmid


     /s/           Sidney Topol          Director                                            December 20, 1996
     ----- -----------------------------
                   Sidney Topol


     /s/           Peter Wagner          Director                                            December 20, 1996
     ----- -----------------------------
                   Peter Wagner
