Form 10-Q
period 1996-12-31
WANDEL & GOLTERMANN TECHNOLOGIES INC
filed 1997-02-04
CIK 918381

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1996            Commission File No.  33-74564

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

NORTH CAROLINA                                            22-1867386
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

Yes [  X  ]                                                 No [   ]


As of January 27, 1997, 5,231,722 shares of the Registrant's $0.01 par value common stock were outstanding.





================================================================================

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                                INDEX - FORM 10-Q

                                DECEMBER 31, 1996





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



PART II - OTHER INFORMATION......................................................................................12

SIGNATURE........................................................................................................13

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS



(DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------

                                                                          DECEMBER 31, 1996       SEPTEMBER 30, 1996
                                                                          --------------------    ---------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 10,227                $ 10,286
   Accounts receivable-
      Nonaffiliates                                                                    6,523                   8,148
      Affiliates                                                                       9,695                   5,068
   Income tax receivable                                                                  90                     720
   Inventories                                                                         4,298                   4,695
   Deferred tax assets                                                                 1,318                   1,079
   Other current assets                                                                  363                     349
                                                                          --------------------    ---------------------
        Total current assets                                                          32,514                  30,345
                                                                          --------------------    ---------------------
Property and equipment, at cost:
   Machinery and equipment                                                             4,351                   4,401
   Furniture and fixtures                                                              5,489                   5,186
                                                                          --------------------    ---------------------
                                                                                       9,840                   9,587
   Accumulated depreciation                                                           (6,610)                 (6,323)
                                                                          --------------------    ---------------------
                                                                                       3,230                   3,264
                                                                          --------------------    ---------------------
Other assets                                                                             644                     689
                                                                          --------------------    ---------------------
                                                                                     $36,388                 $34,298
                                                                          ====================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable-
      Nonaffiliates                                                                 $  1,408                $  1,327
      Affiliates                                                                       1,265                     950
   Accrued compensation                                                                1,552                   1,855
   Other accrued liabilities                                                           1,440                   1,344
                                                                          --------------------    ---------------------
         Total current liabilities                                                     5,665                   5,476
                                                                          --------------------    ---------------------

Shareholders' equity:
   Preferred stock, $0.01 par value, 2,000,000 shares authorized; no
     shares issued and outstanding                                                        --                      --
   Common stock, $0.01 par value 20,000,000 shares authorized;
     shares issued and outstanding  5,203,152 at December 31, 1996 and
     5,169,052 at September 30, 1996                                                      52                      52
   Additional paid-in capital                                                         25,627                  25,056
   Retained earnings                                                                   5,044                   3,714
                                                                          --------------------    ---------------------
                                                                                      30,723                  28,822
                                                                          --------------------    ---------------------

                                                                                     $36,388                 $34,298
                                                                          ====================    =====================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



  (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                   1996                  1995
                                                             -----------------    --------------------

Revenues:
   Nonaffiliates                                                      $6,482                   $7,172
   Affiliates                                                          8,973                    6,291
                                                             -----------------    --------------------
      Total revenues                                                  15,455                   13,463
Cost of revenues                                                       6,112                    5,412
                                                             -----------------    --------------------
      Gross profit                                                     9,343                    8,051
Selling, general and administrative expenses                           5,134                    4,631
Product development expenses                                           2,450                    2,621
                                                             -----------------    --------------------
      Operating income                                                 1,759                      799
Interest income                                                          148                       53
Foreign currency gains (losses)                                           (7)                     (21)
                                                             -----------------    --------------------
      Income before income taxes                                       1,900                      831
Provision for income taxes                                               570                      266
                                                             -----------------    --------------------
Net income                                                            $1,330                   $  565
                                                             =================    ====================


Earnings per share                                                    $ 0.25                   $ 0.11

Weighted average number  of common shares outstanding                  5,361                    5,218
                                                             =================    ====================




                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



  (DOLLARS IN THOUSANDS)
    ----------------------------------------------------------------------------- ------------------ --- -----------------

                                                                                      THREE MONTHS ENDED DECEMBER 31,
                                                                                  ----------------------------------------
                                                                                       1996                  1995
                                                                                --------------------   -------------------
  Cash flows from operating activities:
     Net income                                                                             $1,330              $    565
     Adjustments to reconcile net income to net cash provided by operating activities-
        Depreciation and amortization                                                          411                   444
        Deferred tax provision                                                                (239)                  --
        Increase (decrease)in accounts receivable -
            Nonaffiliates                                                                    1,625                 1,155
            Affiliates                                                                      (4,627)               (1,894)
        Decrease in income tax receivable                                                      630                   266
        Decrease in inventories                                                                397                   292
        Increase (decrease) in accounts payable-
            Nonaffiliates                                                                       81                  (147)
            Affiliates                                                                         315                   482
        Increase (decrease) in other current liabilities                                      (207)                   33
     Other, net                                                                                  8                   (12)
                                                                                --------------------   -------------------
           Net cash provided by (used in) operating activities                                (276)               1,184
                                                                                --------------------   -------------------

  Cash flows from investing activities:
     Purchases of marketable securities                                                    (11,450)               (2,150)
     Proceeds from the sale of marketable securities                                        11,450                 2,150
     Acquisitions of property and equipment                                                   (323)                 (340)
     Acquisition of intangible assets                                                          (31)                 (184)
                                                                                --------------------   -------------------
           Net cash used in investing activities                                              (354)                 (524)
                                                                                --------------------   -------------------

  Cash flows from financing activities:
     Repurchase of Common Stock                                                                 --                (1,287)
     Proceeds from issuance of Common Stock, net                                               571                    --
                                                                                --------------------   -------------------
           Net cash provided by financing activities                                           571                <1,287>
                                                                                --------------------   -------------------

  Decrease in cash and cash equivalents                                                        (59)                 (627)

  Cash and cash equivalents, beginning of period                                            10,286                 5,374

                                                                                ====================   ===================
  Cash and cash equivalents, end of period                                                 $10,227                $4,747
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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1996 and the results of operations and cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the quarter ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2 - Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. The components of inventories, which include materials, labor and manufacturing overhead, consist of the following (in thousands);


                                                  DECEMBER 31, 1996        SEPTEMBER 30, 1996
                                                  -------------------      --------------------
                  Raw materials and supplies                 $1,778                     1,473
                  Work in process                               842                       760
                  Finished goods                              1,678                     2,462
                                                  -------------------      --------------------
                                                             $4,298                    $4,695
                                                  ===================      ====================

Note 3 - Foreign Currencies

Inventory purchases from affiliates, certain product sales to affiliates and other transactions with affiliates are denominated in German Deutsche Marks ("DMs") and are translated into U.S. dollars at the exchange rate in effect at the transaction date. Gains or losses resulting from changes in the exchange rate subsequent to the transaction date are reflected in the consolidated statements of income in the period in which they occur.

From time to time, the Company has sought to reduce its exposure to increases in the U.S. dollar relative to the DM by purchasing forward foreign currency exchange contracts and collars relating to cash and accounts receivable denominated in DMs. In addition, the Company purchases foreign currency exchange contracts and collars relating to some of its future anticipated sales in DMs. As of December 31, 1996, the Company has no outstanding forward currency exchange rate contracts or collars.

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

Note 5 - Major Customers and Consideration of Credit Risk

In the normal course of business, the Company extends credit to various nonaffiliated companies, primarily developers and manufacturers of network systems in the United States. The Company manages its exposure to credit risk from nonaffiliated customers through credit approval and monitoring procedures. The Company believes that its portfolio of receivables from nonaffiliated customers is well diversified and the allowance for doubtful accounts ($140,000 at December 31, 1996 and $125,000 at September 30, 1996) is adequate. Accounts receivable are not collateralized.

No nonaffiliated customer accounted for 10% or more of total revenues in the quarter ended December 31, 1996 or 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Consolidated Statements of Income expressed as a percentage of total revenues:



                                                                               QUARTER ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                  1996               1995
                                                                               --------------    ---------------
                      Revenues:
                          Nonaffiliates                                                41.9  %           53.3  %
                          Affiliates                                                   58.1              46.7
                                                                              ---------------   ---------------
                              Total revenues                                          100.0             100.0
                     Cost of revenues                                                  39.5              40.2
                                                                              ---------------   ---------------
                              Gross profit                                             60.5              59.8
                     Selling, general and administrative expenses                      33.2              34.4
                     Product development expenses                                      15.9              19.5
                                                                              ---------------   ---------------
                              Operating income                                         11.4               5.9
                     Interest income                                                    0.9               0.4
                     Foreign currency gains (losses)                                     --              (0.1)
                                                                              ---------------   ---------------
                              Income before income taxes                               12.3               6.2
                     Provision for income taxes                                         3.7               2.0
                                                                              ---------------   ---------------
                              Net income                                                8.6  %            4.2  %
                                                                              ===============   ===============



The following table presents, for the periods indicated, the Company's revenues from the sale of internetwork analysis products and complementary telecommunication products and such revenues as a percentage of total revenues (dollars in thousands):



                                                             QUARTER ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                           1996                      1995
                                                   -----------------------   -----------------------
               Internetwork analysis products:
                        DA-3x                        $ 7,012        45.4 %      $7,877        58.5 %
                        Domino                         5,148        33.3         2,817        20.9
                        Other                            739         4.8           839         6.3
                                                   ----------- -----------   ----------- -----------
                           Total internetwork
                              analysis products       12,899        83.5        11,533        85.7
               Complementary telecom-
                  munication products                  2,556        16.5         1,930        14.3
                                                   ----------- ----------    ----------- -----------
                           Total revenues            $15,455       100.0 %     $13,463       100.0 %
                                                   =========== ===========   =========== ===========

The following table presents, for the periods indicated, the Company's total revenues from domestic and international sales and such revenues as a percentage of total revenues (dollars in thousands):



                                                              QUARTER ENDED DECEMBER 31,
                                               --------------------------------------------------
                                                       1996                       1995
                                               -----------------------    -----------------------
                United States                   $  6,718        43.5 %      $7,366        54.7 %
                Europe                             4,427        28.6         3,838        28.5
                Central and South America          1,978        12.8           532         3.9
                Pacific Rim                        1,692        11.0         1,073         8.0
                Canada                               590         3.8           614         4.6
                Other                                 50         0.3            40         0.3
                                               -----------  ----------    ----------  ----------
                     Total revenues              $15,455       100.0 %     $13,463       100.0 %
                                               ===========  ==========    ==========  ==========



QUARTER ENDED DECEMBER 31, 1996 COMPARED TO QUARTER ENDED DECEMBER 31, 1995

         TOTAL REVENUES. Total revenues increased $2.0 million, or 14.8%, to $15.5 million in the quarter ended December 31, 1996 from $13.5 million in the quarter ended December 31, 1995, due to increased sales volume of both the Company's internetwork analysis products and complementary telecommunication products. Domestic revenues decreased 8.8% to $6.7 million in the quarter ended December 31, 1996 compared to $7.4 million in the quarter ended December 31, 1995 primarily due to decreased revenues in the DA-3x product family and due to a lack of large individual orders during the quarter. International revenues increased 43.3% to $8.7 million in the quarter ended December 31, 1996 compared to $6.1 million in the quarter ended December 31, 1995 primarily due to sales growth in Central and South America and the Pacific Rim, although European revenue growth also contributed to the overall increase in international revenues. Revenues in Central and South America increased 271.8%, primarily due to sales related to a large order from the Brazilian national telecommunications company.

         Revenues from sales of the Company's internetwork analysis products increased $1.4 million, or 11.8%, to $12.9 million in the quarter ended December 31, 1996 from $11.5 million in the quarter ended December 31, 1995. The increasing complexity of computer networks, continued strength in the data networking market as customers migrate to new technologies and continued expansion of the Company's product lines have caused greater demand for these products.

         Revenues from sales of the Company's DA-3x product family decreased $865,000, or 11.0%, to $7.0 million in the quarter ended December 31, 1996 from $7.9 million in the quarter ended December 31, 1995 due to decreased unit volumes. Revenues in the quarter ended December 31, 1995 included more significant volumes related to the Company's ATM/OC-3 module which was introduced in September 1995. DA-3x quarterly product revenues may fluctuate as a result of a number of factors including the capital spending patterns of the Company's customers, the timing of large individual orders and announcements of new products.

         Revenues from sales of the Company's Domino product family increased $2.3 million, or 82.7%, to $5.1 million in the quarter ended December 31, 1996 compared to $2.8 million in the quarter ended December 31, 1995. The Domino product family is a newer generation of analyzers designed for network service providers and operators. The Company introduced DominoLAN, DominoWAN and DominoFDDI in fiscal 1995 followed by DominoWIZARD and DominoREMOTE in fiscal 1996 and DominoFastEthernet in December 1996. Revenues have increased as the Company has continued to expand product offerings and sales channels for this product family.

         Revenues of complementary telecommunication products increased by $626,000, or 32.4%, to $2.6 million in the quarter ended December 31, 1996 from $1.9 million in the quarter ended December 31, 1995, primarily due to an increase in revenues from sales of new products purchased from international affiliates for resale in the United States, including the ANT-20, a physical layer test instrument for SDH, SONET and ATM.

         GROSS PROFIT. Gross profit increased $1.3 million, or 16.0%, to $9.3 million in the quarter ended December 31, 1996 as a result of higher revenues. Gross margin increased to 60.5% in the quarter ended December 31, 1996 from 59.8% in the quarter ended December 31, 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $503,000, or 10.9%, to $5.1 million in the quarter ended December 31, 1996 from $4.6 million in the quarter ended December 31, 1995. Selling, general and administrative expenses, as a percentage of revenues, decreased to 33.2% in the quarter ended December 31, 1996 from 34.4% in the quarter ended December 31, 1995. The dollar amount of these expenses increased as a result of personnel and equipment increases to support higher revenues. Selling, general and administrative expenses in the quarter ended December 31, 1996 also included approximately $300,000 in expenses related to a trade show and sales training held for the Company's international sales affiliates during the quarter.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses decreased $171,000, or 6.5%, to $2.5 million in the quarter ended December 31, 1996 from $2.6 million in the quarter ended December 31, 1995. Product development expenses, as a percentage of revenues, decreased to 15.9% in the quarter ended December 31, 1996 from 19.5% in the quarter ended December 31, 1995. The Company's product development activities are an important element of its growth strategy and it will continue to invest a significant portion of Company revenues in this area.

         INTEREST INCOME. Interest income increased $95,000 to $148,000 in the quarter ended December 31, 1996 from $53,000 in the quarter ended December 31, 1995 primarily due to a higher average cash balance during the quarter ended December 31, 1996.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $570,000 in the quarter ended December 31, 1996 from $266,000 in the quarter ended December 31, 1995. The Company's effective tax rate was 30% in the quarter ended December 31, 1996 and 32% in the quarter ended December 31, 1995.

QUARTERLY OPERATING RESULTS

         The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year. Quarterly results have been affected by the timing of expenditures for product development and marketing programs and by the hiring of product development, marketing, sales and administrative personnel. Quarterly results have also been affected by realized foreign currency gains or losses and by the recording at the end of each period of unrealized foreign currency gains or losses related to the revaluation of DM denominated receivables and payables and any forward foreign currency exchange contracts related to such receivables and some anticipated sales to affiliates. Further, the Company's expense levels have been based, in part, on its expectations of future revenues. If expected revenue levels are not achieved in the future in a particular quarter, quarterly results may be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $59,000 in the quarter ended December 31, 1996 primarily due to the acquisition of equipment and intangible assets and by cash used in operations partially offset by cash provided by financing activities.

         Net cash used in operations was $276,000 in the quarter ended December 31,1996. Accounts receivable at December 31, 1996 increased by $3.0 million, or 22.7%, compared to September 30, 1996 primarily as a result of an increase in the proportion of international sales in the quarter ended December 31, 1996 compared to the quarter ended September 30, 1996. International sales have terms of 60 to 90 days while United States sales typically have terms of 30 days. The increase in accounts receivable was partially offset by net income before depreciation and amortization. In addition, inventories decreased to $4.3 million at December 31, 1996 from $4.7 million at September 30, 1996.

         Net cash used in investing activities was $354,000 in the quarter ended December 31, 1996. All of the cash used in investing activities was for acquisitions of property and equipment and intangible assets. Acquisitions of property and equipment consisted primarily of computer hardware and test equipment. Acquisitions of intangible assets consisted primarily of financial, manufacturing, product and product development software.

         Net cash provided by financing activities was $571,000 in the quarter ended December 31, 1996 and consisted of proceeds from the issuance of Common Stock pursuant to the exercise of employee stock options.

         In March 1995, the Company entered into a $5.0 million line of credit facility with a U.S. bank which expires in January 1998. In September 1996, availability under this line was reduced by $267,000 as a result of a standby letter of credit issued by the bank to secure the Company's group medical insurance plan. Through December 31, 1996, there have been no borrowings under this facility.

         The Company believes that cash generated from operations, together with existing cash balances and borrowings available under the Company's U.S. bank line of credit facility, will be sufficient to satisfy the Company's requirements for working capital and capital expenditures in fiscal 1997.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                           PART II - OTHER INFORMATION


                                DECEMBER 31, 1996


Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits:

(b)      Reports on Form 8-K

                No reports on Form 8-K were filed on behalf of the Company for the three month period ended December 31, 1996.

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

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                  (Registrant)



Date:  January 31, 1997               By:  /s/ Adelbert Kuthe
                                           ---------------------
                                      Adelbert Kuthe
                                      Vice President, Finance and Secretary
                                               (Principal Financial Officer)