Form 10-Q
period 1997-03-31
WANDEL & GOLTERMANN TECHNOLOGIES INC
filed 1997-05-06
CIK 918381

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997           Commission File No.  0-23742

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

      NORTH CAROLINA                                    22-1867386
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

Yes [ X ]                                             No [     ]


As of April 30, 1997, 5,260,322 shares of the Registrant's $0.01 par value common stock were outstanding.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                                INDEX - FORM 10-Q

                                 MARCH 31, 1997





PART I - FINANCIAL INFORMATION                                         PAGE


       Consolidated Balance Sheets.......................................3


       Consolidated Statements of Income.................................4


       Consolidated Statements of Cash Flows.............................5


       Notes to Consolidated Financial Statements........................6


       Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................... .......9



PART II - OTHER INFORMATION.............................................14

SIGNATURE...............................................................15

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------

                                               MARCH 31,    SEPTEMBER 30,
                                                  1997          1996
                                                -----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                      $13,766    $10,286
   Accounts receivable-
      Nonaffiliates                                 6,799      8,148
      Affiliates                                    6,438      5,068
   Income tax receivable                              104        720
   Inventories                                      4,932      4,695
   Deferred tax assets                              1,423      1,079
   Other current assets                               490        349
                                                ----------  ---------
        Total current assets                       33,952     30,345
                                                ----------  ---------
Property and equipment, at cost:
   Machinery and equipment                          4,386      4,401
   Furniture and fixtures                           5,630      5,186
                                                ----------  ---------
                                                   10,016      9,587
   Accumulated depreciation                        (6,959)    (6,323)
                                                ----------  ---------
                                                    3,057      3,264
                                                ----------  ---------
Other assets                                          576        689
                                                ----------  ---------
                                                  $37,585    $34,298
                                                ==========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable-
      Nonaffiliates                              $  1,837   $  1,327
      Affiliates                                      690        950
   Accrued compensation                             1,393      1,855
   Other accrued liabilities                        1,637      1,344
                                                ----------  ---------
         Total current liabilities                  5,557      5,476
                                                ----------  ---------
Shareholders' equity:
   Preferred Stock, $0.01 par value, 2,000,000
      shares authorized; no shares issued and
      outstanding                                    --         --
   Common stock, $0.01 par value
      50,000,000 shares authorized;
      issued and outstanding - 5,259,622 at
      March 31, 1997 and 5,169,052 at September
      30, 1996                                         53         52
   Additional paid-in capital                      26,346     25,056
   Retained earnings                                5,629      3,714
                                                ----------  ---------
                                                   32,028     28,822
                                                ----------  ---------
                                                  $37,585    $34,298
                                                ==========  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)



                                               THREE MONTHS              SIX MONTHS
                                              ENDED MARCH 31,          ENDED MARCH 31,
                                            ------------------------    ---------------
                                             1997            1996        1997      1996
                                             ----------   ---------    --------   --------


Revenues:
   Nonaffiliates                              $7,247       $8,154     $13,729      $15,326
   Affiliates                                  7,095        6,342      16,068       12,633
                                             ---------     --------    --------  ---------

      Total revenues                          14,342       14,496      29,797       27,959
Cost of revenues                               6,260        5,649      12,372       11,061
                                             ---------     ---------   ---------    ------

      Gross profit                             8,082        8,847      17,425       16,898
Selling, general and administrative expenses   4,673        4,667       9,807        9,298
Product development expenses                   2,482        2,413       4,932        5,034
                                             ---------    ---------  ----------   ---------
      Operating income                           927        1,767       2,686        2,566
Interest income                                  172           60         320          113
Foreign currency gains (losses)                 (263)         (93)       (270)        (114)
                                             ---------    ---------  ----------  -----------
      Income before income taxes                 836        1,734       2,736        2,565
Provision for income taxes                       251          553         821          819
                                             ---------    ---------  ----------  -----------
Net income                                    $  585       $1,181      $1,915       $1,746
                                             =========    =========  ==========  ===========


Earnings per share                           $  0.11       $ 0.23      $ 0.36       $ 0.34

Weighted average number of common shares
          outstanding                          5,427        5,155       5,391        5,178
                                             =========    =========  ==========  ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  (DOLLARS IN THOUSANDS)


                                                     SIX MONTHS ENDED MARCH 31,
                                                        ---------------------

                                                          1997          1996
                                                          --------     --------
 Cash flows from operating activities:
    Net income                                            $  1,915     $  1,746
    Adjustments to reconcile net income to net
      cash provided by operating activities-
      Depreciation and amortization                            829          925
      Deferred tax provision                                  (344)        (195)
      Increase in accounts receivable -
          Nonaffiliates                                      1,349       (1,034)
          Affiliates                                        (1,370)        (544)
      Decrease in income tax receivable                        616        1,464
      Increase in inventories                                 (237)        (224)
      Increase (decrease) in accounts payable-
          Nonaffiliates                                        510          719
          Affiliates                                          (260)         501
      Decrease in other current liabilities                   (169)        (520)
   Other, net                                                 (114)          24
                                                          --------     --------
         Net cash provided by operating activities           2,725        2,862
                                                          --------     --------

Cash flows from investing activities:
   Purchases of marketable securities                      (25,550)      (5,550)
   Proceeds from the sale of marketable securities          25,550        5,550
   Acquisitions of property and equipment                     (504)        (667)
   Acquisition of intangible assets                            (32)        (342)
                                                          --------     --------
         Net cash used in investing activities                (536)      (1,009)
                                                          --------     --------

Cash flows from financing:
   Repurchase of Common Stock                                 --         (1,287)
   Proceeds from issuance of Common Stock, net               1,291          250
                                                          --------     --------
         Net cash provided by (used in) financing
           activities                                        1,291       (1,037)
                                                          --------     --------

Increase (decrease) in cash and cash equivalents             3,480          816

Cash and cash equivalents, beginning of period              10,286        5,374

                                                          --------     --------
Cash and cash equivalents, end of period                  $ 13,766     $  6,190
                                                          ========     ========



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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the six months ended March 31, 1997 and 1996. The results of operations for the three- and six-month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2 - Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. The components of inventories, which include materials, labor and manufacturing overhead, consist of the following (in thousands);

                                     MARCH 31,            SEPTEMBER 30,
                                       1997                   1996
                                   -------------          ------------

     Raw materials and supplies         $1,571                  $1,473
     Work in process                     1,044                     760
     Finished goods                      2,317                   2,462
                                   -------------             ----------
                                        $4,932                  $4,695
                                   ==============            ==========

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

From time to time, the Company has sought to reduce its exposure to increases in the U.S. dollar relative to the DM by purchasing forward foreign currency exchange contracts and collars relating to cash and accounts receivable denominated in DMs. The Company also purchases foreign currency exchange contracts and collars relating to some of its future anticipated sales in DMs. As of March 31, 1997, the Company has outstanding forward currency exchange rate contracts as follows.

              MATURITY DATE          NOTATIONAL AMOUNT     CONTRACT RATE
              -------------------    -----------------    -----------------
              June 26, 1997            DM 2,000,000         1.6806
              September 26, 1997       DM 1,000,000         1.6701

In addition, the Company has outstanding currency exchange rate collars as follows:

     MATURITY DATE         NOTATIONAL AMOUNT       CONTRACT RATE
     ----------------     -------------------      ----------------
     June 26, 1997          DM 2,000,000            1.6564 - 1.7100
     September 26, 1997     DM 1,000,000            1.6349 - 1.7100
     September 26, 1997     DM 1,000,000            1.5982 - 1.7500


Cash and accounts receivable denominated in DMs are revalued at each balance sheet date at the then current exchange rate, and any unrealized gain or loss is recognized in the consolidated statement of income. Any foreign currency exchange collars or contracts are revalued at each balance sheet date at the then current exchange rate, and any unrealized gain or loss is recognized in the consolidated statement of income.

Note 4 - Major Customers and Consideration of Credit Risk

In the normal course of business, the Company extends credit to various nonaffiliated companies, primarily developers and manufacturers of network systems in the United States. The Company manages its exposure to credit risk from nonaffiliated customers through credit approval and monitoring procedures. The Company believes that its portfolio of receivables from nonaffiliated customers is well diversified and the allowance for doubtful accounts ($155,000 at March 31, 1997 and $125,000 at September 30, 1996) is adequate. Accounts receivable are not collateralized.

One nonaffiliate customer accounted for 18% of total revenues in the quarter ended March 31, 1997 and 10% of total revenues for the six months ended March 31, 1997.

No nonaffiliated customer accounted for 10% or more of total revenues in the quarter or six months ended March 31, 1996.

Note 5 - Effects of Recent Accounting Pronouncements

The financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share," in February 1997. The Company is required to adopt SFAS No. 128 for the quarter ended December 31, 1997. This statement establishes standards for computing and presenting earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. If the Company has been required to report EPS under this statement, EPS for the quarters and six months ended March 31, 1997 and 1996 would be as follows:

                                      QUARTER ENDED        SIX MONTHS ENDED
                                        MARCH 31,              MARCH 31,
                                 -----------------------  ----------------------
                                        1997     1996        1997      1996
                                      --------  --------   --------   ---------
Basic EPS Computation
     Numerator                         $   585   $1,181       $1,915   $1,746
     Denominator:
         Common Shares Outstanding       5,243    5,118        5,212    5,158
                                      ---------   ------      -------- ------

     Basic EPS                         $  0.11  $  0.23      $  0.37  $  0.34
                                      --------  --------     -------  ---------

Diluted EPS Computation
     Numerator                         $   585   $1,181       $1,915   $1,746
                                      ---------  -------      ------    -------

     Denominator:
         Common Shares Outstanding       5,243    5,118        5,212     5,158
         Options                           184       36          178        26
         Employee Stock Purchase Plan       --        1            5         2
                                      --------   -------      ------    -------
         Total shares                    5,427    5,155        5,395     5,186
                                      --------   --------     -------  --------

     Diluted EPS                       $  0.11  $  0.23      $  0.35   $  0.34
                                      ========   ========    =======   ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Consolidated Statements of Operations expressed as a percentage of total revenues:


                                               QUARTER ENDED       SIX MONTHS
                                                  MARCH 31,      ENDED MARCH 31,
                                              -----------------   -------------
                                                1997     1996    1997    1996
                                               ------    -----    -----   -----

 Revenues:
     Nonaffiliates                                50.5%    56.3%   46.1%   54.8%
     Affiliates                                   49.5      43.7   53.9    45.2
                                                 -------  -------  ------ -----
         Total revenues                          100.0     100.0  100.0   100.0
Cost of revenues                                  43.6      39.0   41.5    39.6
                                                 -------  -------  ----- -----
         Gross profit                             56.4      61.0   58.5    60.4
Selling, general and administrative expenses      32.6      32.2   32.9    33.2
Product development expenses                      17.3      16.6   16.6    18.0
                                                 -------  -------  ----   -----
         Operating income                          6.5      12.2    9.0     9.2
Interest income                                    1.2       0.4    1.1     0.4
Foreign currency gains (losses)                   (1.9)    (0.6)   (0.9)   (0.4)
                                                 -------  -------  -----  -----
         Income before income taxes                5.8      12.0    9.2     9.2
Provision for income taxes                         1.7       3.9    2.8     3.0
                                                 -------  ------- ------- -----
         Net income                                4.1%      8.1%   6.4%    6.2%
                                                 =======  ======    ====  ======



The following table presents, for the periods indicated, the Company's revenues from the sale of internetwork analysis products and complementary telecommunication products and such revenues as a percentage of total revenues:



                                        QUARTER ENDED MARCH 31,            SIX MONTHS ENDED MARCH 31,
                                --------------------------------------  ------------------------------------
                                        1997              1996                 1997                1996
                                ------------------ ------------------   ---------------       -----------------

Internetwork analysis products:
         DA-3x                    $ 4,715    32.9%  $ 8,521    58.8%     $11,727    39.4%      $16,398      58.7%
         Domino                     5,208    36.3     3,064    21.1       10,356    34.7         5,881      21.0
         Other                      1,385     9.6       750     5.2        2,124     7.1         1,589       5.7
                                ----------- ------- --------- -------    --------- -------     ---------  --------
            Total internetwork
               analysis products   11,308    78.8    12,335    85.1       24,207    81.2        23,868      85.4
Complementary telecom-
   munication products              3,034    21.2     2,161    14.9        5,590    18.8         4,091      14.6
                                ----------- ------- --------- -------   --------- -------    ----------  --------
            Total revenues        $14,342   100.0%  $14,496   100.0%     $29,797   100.0%      $27,959      100.0%
                                =========== ======= ========= =======   ========= =======    ==========  ========



The following table presents, for the periods indicated, the Company's total revenues from domestic and international sales and such revenues as a percentage of total revenues:



                                            QUARTER ENDED MARCH 31,                             SIX MONTHS ENDED MARCH 31,
                           --------------------------------------------------   ---------------------------------------------
                                   1997                       1996                      1997                       1996
                           -----------   --------     ---------   ---------    -----------  ------------   -----------   -------

United States               $  7,508        52.4%      $ 8,242        56.9%       $14,226        47.7%      $15,608         55.8%
Europe                         4,381        30.6         3,094        21.3          8,808        29.5         6,932         24.8
Pacific Rim                    1,722        12.0         2,514        17.3          3,414        11.5         3,587         12.8
Canada                           409         2.8           461         3.2            999         3.4         1,075          3.8
Central and South America        305         2.1           185         1.3          2,283         7.7           717          2.7
Other                             17         0.1           ---         ---             67         0.2            40          0.1
                           -----------  ----------    ----------  ----------    ----------- -----------   -----------  -----------
     Total revenues          $14,342       100.0 %     $14,496       100.0 %      $29,797       100.0 %     $27,959        100.0%
                           ===========  ==========    ==========  ==========    =========== ===========   ===========  ===========




QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

         TOTAL REVENUES. Total revenues decreased $154,000, or 1.1%, to $14.3 million in the quarter ended March 31, 1997 from $14.5 million in the quarter ended March 31, 1996 due to decreased sales volume of the Company's DA-3x product family partially offset by increased sales volume of the Domino product family and complementary telecommunications products. Domestic revenues decreased 8.9% to $7.5 million in the quarter ended March 31, 1997 compared to $8.2 million in the quarter ended March 31, 1996 primarily due to decreased DA-3x revenues and to a slow down in capital expenditures by some of the Company's larger customers. International revenues increased 9.3% to $6.8 million in the quarter ended March 31, 1997 compared to $6.3 million in the quarter ended March 31, 1996 primarily due to sales growth in Europe and Central and South America.

         Revenues from sales of the Company's DA-3x product family decreased $3.8 million, or 44.7%, to $4.7 million in the quarter ended March 31, 1997 from $8.5 million in the quarter ended March 31, 1996 due to decreased unit volumes. Revenues in the quarter ended March 31, 1996 included significant volumes related to the Company's ATM/OC-3 module which was introduced in September 1995 and reached full production in January 1996. DA-3x quarterly product revenues may fluctuate significantly as a result of a number of factors including announcements of new products, the capital spending patterns of the Company's customers and the timing of large individual orders.

         Revenues from sales of the Company's Domino product family increased $2.1 million, or 70.0%, to $5.2 million in the quarter ended March 31, 1997 compared to $3.1 million in the quarter ended March 31, 1996. The Domino product family is a newer generation of analyzers designed for network service providers and operators. The Company introduced DominoLAN, DominoWAN and Domino FDDI in fiscal 1995 followed by DominoWIZARD and DominoREMOTE in fiscal 1996 and DominoFastEthernet in December 1996. Revenues have increased as the Company has continued to expand product offerings and sales channels for this product family.

         Revenues of complementary telecommunication products increased by $873,000, or 40.4%, to $3.0 million in the quarter ended March 31, 1997 from $2.2 million in the quarter ended March 31, 1996 primarily due to an increase in revenues from sales of new products purchased from international affiliates for resale in the United States, including ANT-20, a physical layer test instrument for SDH, SONET and ATM.

         GROSS PROFIT. Gross profit decreased $765,000, or 8.6%, to $8.1 million in the quarter ended March 31, 1997 from $8.8 million in the quarter ended March 31, 1996. Gross margin decreased to 56.4% in the quarter ended March 31, 1997 from 61.0% in the quarter ended March 31, 1996 primarily due to the increased proportion of revenues from other network analysis products including the Domain product family and complementary telecommunications products. These products are primarily purchased for resale and carry lower margins than the DA-3x and Domino product families which are developed, manufactured and distributed by the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses remained flat at $4.7 million in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. Selling, general and administrative expenses, as a percentage of revenues, increased to 32.6% in the quarter ended March 31, 1997 from 32.2% in the quarter ended March 31, 1996.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased $69,000 , or 2.9%, to $2.5 million in the quarter ended March 31, 1997 from $2.4 million in the quarter ended March 31, 1996. Product development expenses, as a percentage of revenues, increased to 17.3% in the quarter ended March 31, 1997 from 16.6% in the quarter ended March 31, 1996. The Company's product development activities are an important element of its growth strategy, and it anticipates that it will invest increasing amounts in these areas in future quarters.

         FOREIGN CURRENCY GAINS (LOSSES). Foreign currency losses increased $170,000 to $263,000 in the quarter ended March 31, 1997 from $93,000 in the quarter ended March 31, 1996. In the quarter ended March 31, 1997, the Company incurred losses on accounts receivable and cash denominated in DMs as the U.S. dollar strengthened significantly against the DM.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $251,000 in the quarter ended March 31, 1997 from $553,000 in the quarter ended March 31, 1996. The Company's effective tax rate was 30% in the quarter ended March 31, 1997 and 32% in the quarter ended March 31, 1996.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

         TOTAL REVENUES. Total revenues increased $1.8 million, or 6.6%, to $29.8 million in the six months ended March 31, 1997 from $28.0 million in the six months ended March 31, 1996 due to increased sales volume of the Domino product family and complementary telecommunications products partially offset by decreased sales volume of the Company's DA-3x product family. Domestic revenues decreased 8.9% to $14.2 million in the six months ended March 31, 1997 compared to $15.6 million in the six months ended March 31, 1996 primarily due to decreased DA-3x revenues and to a slow down in capital expenditures by some of the Company's larger customers. International revenues increased 26.1% to $15.6 million in the six months ended March 31, 1997 compared to $12.4 million in the six months ended March 31, 1996 primarily due to sales growth in Europe and Central and South America.

         Revenues from sales of the Company's DA-3x product family decreased $4.7 million, or 28.5%, to $11.7 million in the six months ended March 31, 1997 from $16.4 million in the six months ended March 31, 1996. Revenues in the six months ended March 31, 1996 included significant volumes related to the Company's ATM/OC-3 module which was introduced in September 1995. DA-3x quarterly product revenues may fluctuate significantly as a result of a number of factors including announcements of new products, the capital spending patterns of the Company's customers and the timing of large individual orders.

         Revenues from sales of the Company's Domino product family increased $4.5 million, or 76.1% to $10.4 million in the six months ended March 31, 1997 from $5.9 million in the six months ended March 31, 1996. The Domino product family is a newer generation of analyzers designed for network service providers and operators. The Company introduced DominoLAN, DominoWAN and Domino FDDI in fiscal 1995 followed by DominoWIZARD and DominoREMOTE in fiscal 1996 and DominoFastEthernet in December 1996. Revenues have increased as the Company has continued to expand product offerings and sales channels for this product family.

         Revenues of complementary telecommunication products increased $1.5 million, or 36.6%, to $5.6 million in the six months ended March 31, 1997 from $4.1 million in the six months ended March 31, 1996 primarily due to an increase in revenues from sales of new products purchased from international affiliates for resale in the United States, including ANT-20, a physical layer test instrument for SDH, SONET and ATM.

         GROSS PROFIT. Gross profit increased $527,000, or 3.1%, to $17.4 million in the six months ended March 31, 1997 from $16.9 million in the six months ended March 31, 1996. Gross margin decreased to 58.5% in the six months ended March 31, 1997 from 60.4% in the six months ended March 31, 1996 primarily due to the increased proportion of revenues from other network analysis products including the Domain product family and complementary telecommunications product. These products are primarily purchased for resale and carry lower margins than the DA-3x and Domino product families which are developed, manufactured and distributed by the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $509,000, or 5.5%, to $9.8 million in the six months ended March 31, 1997 from $9.3 million in the six months ended March 31, 1996. Selling, general and administrative expenses, as a percentage of revenues, decreased to 32.9% in the six months ended March 31, 1997 from 33.2% in the six months ended March 31, 1996.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses decreased $102,000 , or 2.0%, to $4.9 million in the six months ended March 31, 1997 from $5.0 million in the six months ended March 31, 1996. Product development expense, as a percentage of revenues, decreased to 16.6% in the six months ended March 31, 1997 from 18.0% in the six months ended March 31, 1996. The Company's product development activities are an important element of its growth strategy and it anticipates that it will invest increasing amounts in these areas in future periods.

         FOREIGN CURRENCY GAINS (LOSSES). The Company recorded foreign currency losses of $270,000 in the six months ended March 31, 1997 compared to losses of $114,000 in the six months ended March 31, 1996. In the six months ended March 31, 1997, the Company incurred losses on accounts receivable and cash denominated in DMs as the U.S. dollar strengthened significantly against the DM.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $821,000 in the six months ended March 31, 1997 from $819,000 in the six months ended March 31, 1996. The Company's effective tax rate was 30% in the six months ended March 31, 1997 and 32% in the six months ended March 31, 1996.

QUARTERLY OPERATING RESULTS

         The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Quarterly results have been affected by the timing of expenditures for product development and marketing programs and by the hiring of product development, marketing, sales and administrative personnel. Quarterly results have also been affected by realized foreign currency gains or losses and by the recording at the end of each period of unrealized foreign currency gains or losses related to the revaluation of DM denominated receivables and payables and any forward foreign currency exchange contracts related to such receivables and some anticipated sales to affiliates. Further, the Company's expense levels have been based, in part, on its expectations of future revenues. If expected revenue levels are not achieved in the future in a particular quarter, quarterly results may be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $3.5 million in the six months ended March 31, 1997 primarily from income before depreciation and amortization and from proceeds related to the issuance of Common Stock.

         Net cash generated from operations was $2.7 million in the six months ended March 31,1997. The primary source of these funds was net income before depreciation and amortization. Accounts receivable at March 31, 1997 decreased by $21,000, compared to September 30, 1996. Inventories increased to $4.9 million at March 31, 1997 from $4.7 million at September 30, 1996.

         Net cash used in investing activities was $536,000 in the six months ended March 31, 1997. All of the cash used in investing activities was the result of acquisitions of property and equipment and intangible assets. Acquisitions of property and equipment consist primarily of computer hardware and test equipment. Acquisitions of intangible assets consist primarily of financial, manufacturing, and product development software.

         Net cash provided by financing activities was $1.3 million in the six months ended March 31, 1997 and consisted of proceeds from the issuance of Common Stock pursuant to the exercise of employee stock options and the Employee Stock Purchase Plan.

         In March 1995, the Company entered into a $5.0 million line of credit facility with a U.S. bank which expires in January 1998. Through March 31, 1997, there have been no borrowings under this facility.

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


                                 MARCH 31, 1997


ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

(b)     Reports on Form 8-K:

         No reports on Form 8-K were filed on behalf of the company for the three month period ended March 31, 1997.

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

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                  (Registrant)



Date:  May 6, 1997                    By:      /s/ Adelbert Kuthe
                                            ------------------------
                                         Adelbert Kuthe
                                         Vice President, Finance and Secretary
                                            (Principal Financial Officer)