Form 10-Q
period 1997-06-30
WANDEL & GOLTERMANN TECHNOLOGIES INC
filed 1997-08-01
CIK 918381

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997                 Commission File No.  0-23742

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

NORTH CAROLINA                                              22-1867386
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

Yes [  X   ]                                                          No [     ]


As of July 31, 1997, 5,260,822 shares of the Registrant's $0.01 par value common stock were outstanding.



================================================================================

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                                INDEX - FORM 10-Q

                                  JUNE 30, 1997





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


       Management's Discussion and Analysis of Financial Condition and Results of
            Operations............................................................................................9



PART II - OTHER INFORMATION......................................................................................14

SIGNATURE........................................................................................................15

                                       2

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                               JUNE 30,               SEPTEMBER 30,
                                                                                 1997                     1996
                                                                           --------------------    --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $14,538                 $10,286
   Accounts receivable-
      Nonaffiliates                                                                      8,606                   8,148
      Affiliates                                                                         3,960                   5,068
   Income tax receivable                                                                   177                     720
   Inventories                                                                           5,159                   4,695
   Deferred tax assets                                                                   1,763                   1,079
   Other current assets                                                                    680                     349
                                                                           --------------------    --------------------
        Total current assets                                                            34,883                  30,345
                                                                           --------------------    --------------------
Property and equipment, at cost:
   Machinery and equipment                                                               4,473                   4,401
   Furniture and fixtures                                                                5,820                   5,186
                                                                           --------------------    --------------------
                                                                                        10,293                   9,587
   Accumulated depreciation                                                             (7,306)                 (6,323)
                                                                           --------------------    --------------------
                                                                                         2,987                   3,264
                                                                           --------------------    --------------------
Other assets                                                                               664                     689
                                                                           --------------------    --------------------
                                                                                       $38,534                 $34,298
                                                                           ====================    ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable-
      Nonaffiliates                                                                   $  1,797                $  1,327
      Affiliates                                                                           983                     950
   Accrued compensation                                                                  1,632                   1,855
   Other accrued liabilities                                                             1,981                   1,344
                                                                           --------------------    --------------------
         Total current liabilities                                                       6,393                   5,476
                                                                           --------------------    --------------------
Shareholders' equity:
   Preferred Stock, $0.01 par value, 2,000,000 shares authorized;
      no shares issued and outstanding                                                      --                      --
   Common stock, $0.01 par value
      50,000,000 shares authorized;
      issued and outstanding -5,260,822 at June 30, 1997
      and 5,169,052 at September 30, 1996                                                   53                      52
   Additional paid-in capital                                                           26,357                  25,056
   Retained earnings                                                                     5,731                   3,714
                                                                           --------------------    --------------------
                                                                                        32,141                  28,822
                                                                           --------------------    --------------------

                                                                                       $38,534                 $34,298
                                                                           ====================    ====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
 -------------------------------------------- ------------------ --- -----------

                                                    THREE MONTHS ENDED JUNE 30,                   NINE MONTHS ENDED JUNE 30,
                                               ----------------------------------------     ---------------------------------------
                                                   1997                   1996                  1997                  1996
                                             -------------------    -------------------   -------------------   -------------------

Revenues:
   Nonaffiliates                                       $ 8,581               $ 8,895                $22,310               $24,221
   Affiliates                                            4,639                 6,528                 20,707                19,161
                                             -------------------    -------------------   -------------------   -------------------
      Total revenues                                    13,220                15,423                 43,017                43,382
Cost of revenues                                         5,587                 6,243                 17,959                17,304
                                             -------------------    -------------------   -------------------   -------------------

      Gross profit                                       7,633                 9,180                 25,058                26,078
Selling, general and administrative expenses             4,937                 4,528                 14,744                13,826
Product development expenses                             2,686                 2,445                  7,618                 7,479
                                             -------------------    -------------------   -------------------   -------------------
      Operating income                                      10                 2,207                  2,696                 4,773
Interest income                                            155                    79                    475                   192
Foreign currency gains (losses)                            (19 )                 (46  )                (289 )                (160 )
                                             -------------------    -------------------   -------------------   -------------------
      Income before income taxes                           146                 2,240                  2,882                 4,805
Provision for income taxes                                  44                   719                    865                 1,538
                                             -------------------    -------------------   -------------------   -------------------
Net income                                             $   102               $ 1,521                $ 2,017               $ 3,267
                                             ===================    ===================   ===================   ===================


Earnings per share                                     $  0.02                $ 0.29                $  0.38              $   0.63

Weighted average number of common shares
          outstanding                                    5,285                 5,275                  5,359                 5,220
                                             ===================    ===================   ===================   ===================



              The accompanying notes are an integral part of these
                        consolidated financial statements

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  (DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------- --

                                                                                        NINE MONTHS ENDED JUNE 30,
                                                                                ------------------------------------------
                                                                                       1997                  1996
                                                                                --------------------   -------------------
   Cash flows from operating activities:
      Net income                                                                           $ 2,017              $ 3,267
      Adjustments to reconcile net income to net cash provided by operating activities-
        Depreciation and amortization                                                        1,279                1,436
        Deferred tax provision                                                                (684)                 (49)
        (Increase) decrease in accounts receivable -
            Nonaffiliates                                                                     (458)              (1,131)
            Affiliates                                                                       1,108               (1,826)
        Decrease in income tax receivable                                                      543                1,464
        (Increase) decrease in inventories                                                    (464)               1,315
        Increase (decrease) in accounts payable-
            Nonaffiliates                                                                      470                 (413)
            Affiliates                                                                          33                  662
        Decrease in other current liabilities                                                  414                  538
     Other, net                                                                               (312)                  56
                                                                                -------------------   ------------------
           Net cash provided by operating activities                                         3,946                5,319
                                                                                -------------------   ------------------

  Cash flows from investing activities:
     Purchases of marketable securities                                                    (48,810)             (12,000)
     Proceeds from the sale of marketable securities                                        48,810               12,000
     Acquisitions of property and equipment                                                   (830)                (990)
     Acquisition of intangible assets                                                         (166)                (377)
                                                                                -------------------   ------------------
           Net cash used in investing activities                                              (996)              (1,367)
                                                                                -------------------   ------------------

  Cash flows from financing:
     Repurchase of Common Stock                                                                 --               (1,287)
     Proceeds from issuance of Common Stock, net                                             1,302                  498
                                                                                -------------------   ------------------
           Net cash provided by (used in) financing activities                               1,302                 (789)
                                                                                -------------------   ------------------

  Increase in cash and cash equivalents                                                      4,252                3,163

  Cash and cash equivalents, beginning of period                                            10,286                5,374

                                                                                -------------------   ------------------
  Cash and cash equivalents, end of period                                                 $14,538              $ 8,537
                                                                                ===================   ==================




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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the nine months ended June 30, 1997 and 1996. The results of operations for the three- and nine-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2 - Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. The components of inventories, which include materials, labor and manufacturing overhead, consist of the following (in thousands);

                                        JUNE 30,              SEPTEMBER 30,
                                          1997                     1996
                                    -------------------      ------------------

    Raw materials and supplies                 $1,727                  $1,473
    Work in process                             1,130                     760
    Finished goods                              2,302                   2,462
                                    -------------------      ------------------
                                               $5,159                  $4,695
                                    ===================      ==================

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

From time to time, the Company has sought to reduce its exposure to increases in the U.S. dollar relative to the DM by purchasing forward foreign currency exchange contracts and collars relating to cash and accounts receivable denominated in DMs. The Company also purchases foreign currency exchange contracts and collars relating to some of its future anticipated sales in DMs. As of June 30, 1997, the Company has outstanding forward currency exchange rate contracts as follows.

              MATURITY DATE                                NOTATIONAL AMOUNT                      CONTRACT RATE
              -----------------------------------  -----------------------------------  -----------------------------------

              September 26, 1997                              DM 1,000,000                            1.6757
              September 26, 1997                              DM 1,000,000                            1.6701
              December 22, 1997                               DM 1,000,000                            1.6647

In addition, the Company has outstanding currency exchange rate collars as follows:

              MATURITY DATE                                NOTATIONAL AMOUNT                       COLLAR RANGE
              -----------------------------------  -----------------------------------  -----------------------------------

              September 26, 1997                              DM 1,000,000                       1.6349 - 1.7100
              September 26, 1997                              DM 1,000,000                       1.5982 - 1.7500
              December 26, 1997                               DM 1,000,000                       1.6294 - 1.7100

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

Note 4 - Major Customers and Consideration of Credit Risk

In the normal course of business, the Company extends credit to various nonaffiliated companies, primarily developers and manufacturers of network systems in the United States. The Company manages its exposure to credit risk from nonaffiliated customers through credit approval and monitoring procedures. The Company believes that its portfolio of receivables from nonaffiliated customers is well diversified and the allowance for doubtful accounts ($170,000 at June 30, 1997 and $125,000 at September 30, 1996) is adequate. Accounts receivable are not collateralized.

Two nonaffiliate customers accounted for 14% and 11%, respectively, of total revenues in the quarter ended June 30, 1997. One nonaffiliated customer accounted for 10% of total revenues for the nine months ended June 30, 1997.

One nonaffiliated customer accounted for 15% of total revenues in the quarter ended June 30, 1996. No nonaffiliated customer accounted for 10% or more of total revenues in the nine months ended June 30, 1996.

Note 5 - Effects of Recent Accounting Pronouncements

The financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share," in February 1997. The Company is required to adopt SFAS No. 128 for the quarter ended December 31, 1997. This statement establishes standards for computing and presenting earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denomination of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. If the Company has been required to report EPS under this statement, EPS for the quarters and nine months ended June 30, 1997 and 1996 would be as follows:

                                                      QUARTER ENDED JUNE 30,                    NINE MONTHS ENDED JUNE 30,
                                             ------------------------------------------   -----------------------------------------
                                                   1997                   1996                  1997                  1996
                                             -------------------    -------------------   -------------------   -------------------
Basic EPS Computation
     Numerator                                        $   102                $ 1,521                 $2,017               $3,267
     Denominator:
         Common Shares Outstanding                      5,260                  5,160                  5,228                5,158
                                             -------------------    -------------------   -------------------   -------------------

     Basic EPS                                        $  0.02                $  0.29                $  0.39              $  0.63
                                             ===================    ===================   ===================   ====================

Diluted EPS Computation
     Numerator                                        $   102                 $1,521                 $2,017               $3,267
                                             -------------------    -------------------   -------------------   -------------------

     Denominator:
         Common Shares Outstanding                      5,260                  5,160                  5,228                 5,158
         Options                                           21                    110                    126                    54
         Employee Stock Purchase Plan                       4                      5                      4                     4
                                             -------------------    -------------------   -------------------   -------------------
         Total shares                                   5,285                  5,275                  5,358                 5,216
                                             -------------------    -------------------   -------------------   -------------------

     Diluted EPS                                      $  0.02                $  0.29                $  0.38               $  0.63
                                             ===================    ===================   ===================   ===================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in the Company's other SEC filings, including its Registration Statement on Form S-1, copies of which are available upon request from the Company.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Consolidated Statements of Operations expressed as a percentage of total revenues:

                                                               QUARTER ENDED JUNE 30,              NINE MONTHS ENDED JUNE 30,
                                                            -------------------------------      ---------------------------------
                                                                1997             1996               1997               1996
                                                            --------------    -------------      ------------     ----------------
 Revenues:
     Nonaffiliates                                                  64.9 %           57.7 %            51.9 %               55.8 %
     Affiliates                                                     35.1             42.3              48.1                 44.2
                                                          ----------------  ---------------    --------------   ------------------
         Total revenues                                            100.0            100.0             100.0                100.0
Cost of revenues                                                    42.3             40.5              41.7                 39.9
                                                          ----------------  ---------------    --------------   ------------------
         Gross profit                                               57.7             59.5              58.3                 60.1
Selling, general and administrative expenses                        37.3             29.4              34.3                 31.9
Product development expenses                                        20.3             15.8              17.7                 17.2
                                                          ----------------  ---------------    --------------   ------------------
         Operating income                                            0.1             14.3               6.3                 11.0
Interest income                                                      1.2              0.5               1.1                  0.4
Foreign currency gains (losses)                                     (0.2 )           (0.3 )            (0.7 )               (0.4 )
                                                          ----------------  ---------------    --------------   ------------------
         Income before income taxes                                  1.1             14.5               6.7                 11.0
Provision for income taxes                                           0.3              4.6               2.0                  3.5
                                                          ----------------  ---------------    --------------   ------------------
         Net income                                                  0.8 %            9.9 %             4.7 %                7.5 %
                                                          ================  ===============    ==============   ==================


The following table presents, for the periods indicated, the Company's revenues from the sale of internetwork analysis products and complementary telecommunication products and such revenues as a percentage of total revenues:

                                             QUARTER ENDED JUNE 30,                          NINE MONTHS ENDED JUNE 30,
                                ------------------------------------------------- --------------------------------------------------
                                        1997                       1996                   1997                       1996
                                -----------------------    ---------------------- -----------------------   ------------------------

Internetwork analysis products:
         DA-3x                    $ 3,284        24.8 %     $ 7,797        50.6 %   $15,011        34.9 %     $24,195         55.8 %
         Domino                     5,721        43.3         4,185        27.1      16,077        37.4        10,066         23.2
         Other                        855         6.5           663         4.3       2,979         6.9         2,252          5.2
                                -----------  ----------    ----------  ---------- ----------- -----------   -----------  -----------
            Total internetwork
               analysis products    9,860        74.6        12,645        82.0      34,067        79.2        36,513         84.2
Complementary telecom-
   munication products              3,360        25.4         2,778        18.0       8,950        20.8         6,869         15.8
                                -----------  ----------    ----------  ---------- ----------- -----------   -----------  -----------
            Total revenues        $13,220       100.0 %     $15,423       100.0 %   $43,017       100.0 %     $43,382        100.0 %
                                ===========  ==========    ==========  ========== =========== ===========   ===========  ===========

The following table presents, for the periods indicated, the Company's total revenues from domestic and international sales and such revenues as a percentage of total revenues:

                                             QUARTER ENDED JUNE 30,                           NINE MONTHS ENDED JUNE 30,
                                -------------------------------------------------  -------------------------------------------------
                                        1997                       1996                    1997                      1996
                                -----------------------    ----------------------  ----------------------   ------------------------
United States                     $ 8,928        67.5 %     $ 9,070        58.8 %    $23,154       53.8 %     $24,678         56.9 %
Europe                              2,428        18.4         3,814        24.7       11,236       26.1        10,746         24.8
Pacific Rim                         1,577        11.9         1,941        12.6        4,990       11.6         5,528         12.7
Canada                                254         1.9           536         3.5        1,253        2.9         1,611          3.7
Central and South America              33         0.3            62         0.4        2,384        5.6           819          1.9
                                -----------  ----------    ----------  ----------  ----------- ----------   -----------  -----------
     Total revenues               $13,220       100.0 %     $15,423       100.0 %    $43,017      100.0 %     $43,382        100.0 %
                                ===========  ==========    ==========  ==========  =========== ==========   ===========  ===========


QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996

         TOTAL REVENUES. Total revenues decreased $2.2 million, or 14.3%, to $13.2 million in the quarter ended June 30, 1997 from $15.4 million in the quarter ended June 30, 1996 due to decreased sales volume of the Company's DA-3x product family partially offset by increased sales volume of the Domino product family and complementary telecommunications products. Quarterly revenues may fluctuate significantly as a result of a number of factors including announcements of new products, the capital spending patterns of the Company's customers and the timing of large individual orders.

         Domestic revenues decreased 1.6% to $8.9 million in the quarter ended June 30, 1997 compared to $9.1 million in the quarter ended June 30, 1996 primarily due to decreased DA-3x revenues offset by increased sales volume of the Domino product family and complementary products including the ANT-20. International revenues decreased 32.4% to $4.3 million in the quarter ended June 30, 1997 compared to $6.3 million in the quarter ended June 30, 1996 primarily due to declining sales of DA-3x products in Europe and the Pacific Rim and a lack of large individual orders.

         Revenues from sales of the Company's DA-3x product family decreased $4.5 million, or 57.9%, to $3.3 million in the quarter ended June 30, 1997 from $7.8 million in the quarter ended June 30, 1996 due to decreased unit volumes. Revenues in the quarter ended June 30, 1996 included significant volumes related to the Company's ATM/OC-3 and 100BaseT modules which were introduced in September 1995 and reached full production in January 1996. The Company has continued to improve and update the DA-3x product family; however, the Company has not released any major new interface modules since September 1995. While the Company plans to introduce a new 100BaseT module, improved ATM functionality, and new marketing efforts in the fourth quarter of fiscal 1997, DA-3x product family sales are expected to decline over time as a proportion of total revenues.

         Revenues from sales of the Company's Domino product family increased $1.5 million, or 36.7%, to $5.7 million in the quarter ended June 30, 1997 compared to $4.2 million in the quarter ended June 30, 1996. The Domino product family is a newer generation of analyzers designed for network service providers and operators. The Company introduced DominoLAN, DominoWAN and Domino FDDI in fiscal 1995 followed by DominoWIZARD and DominoREMOTE in fiscal 1996 and DominoFastEthernet in December 1996. Revenues have increased as the Company has continued to expand product offerings and sales channels for this product family. In addition, the Company recorded significant Domino revenues from two major customers in the quarter ended June 30, 1997 for use in network installation and maintenance. These two nonaffiliate customers accounted for 14% and 11%, respectively, of total revenues in the quarter ended June 30, 1997. In the quarter ended June 30, 1996, the Company recorded significant Domino revenues related to sales to a major U.S. manufacturer of network equipment which utilizes the Domino product line for pre- and post-sales activities. This nonaffiliated customer accounted for 15% of total revenues in the quarter ended June 30, 1996.

         Revenues of complementary telecommunication products increased by $582,000, or 21.0%, to $3.4 million in the quarter ended June 30, 1997 from $2.8 million in the quarter ended June 30, 1996 primarily due to an increase in revenues from sales of new products purchased from international affiliates for resale in the United States, including ANT-20, a physical layer test instrument for SDH, SONET and ATM.

         GROSS PROFIT. Gross profit decreased $1.6 million, or 16.9%, to $7.6 million in the quarter ended June 30, 1997 from $9.2 million in the quarter ended June 30, 1996. Gross margin decreased to 57.7% in the quarter ended June 30, 1997 from 59.5% in the quarter ended June 30, 1996 primarily due to the increased proportion of revenues from other network analysis products and complementary telecommunications products. These products are primarily purchased for resale and carry lower margins than the DA-3x and Domino product families which are developed, manufactured and distributed by the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $409,000, or 9.0%, to $4.9 million in the quarter ended June 30, 1997 from $4.5 million in the quarter ended June 30, 1996 primarily due to increased marketing, promotional and advertising expenses. Selling, general and administrative expenses, as a percentage of revenues, increased to 37.3% in the quarter ended June 30, 1997 from 29.4% in the quarter ended June 30, 1996.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased $241,000, or 9.9%, to $2.7 million in the quarter ended June 30, 1997 from $2.4 million in the quarter ended June 30, 1996 primarily due to an increase in the number of development personnel. Product development expenses, as a percentage of revenues, increased to 20.3% in the quarter ended June 30, 1997 from 15.8% in the quarter ended June 30, 1996. The Company's product development activities are an important element of its growth strategy, and it anticipates that it will invest increasing amounts in these areas in future quarters.

         INTEREST INCOME. Interest income increased $76,000 to $155,000 in the quarter ended June 30, 1997 from $79,000 in the quarter ended June 30, 1996 due to a higher average cash balance on hand.

         FOREIGN CURRENCY GAINS (LOSSES). Foreign currency losses decreased $27,000 to $19,000 in the quarter ended June 30, 1997 from $46,000 in the quarter ended June 30, 1996. In the quarter ended June 30, 1997, the Company incurred losses on accounts receivable and cash denominated in DMs offset by gains on foreign currency contracts and collars as the U.S. dollar strengthened significantly against the DM.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $44,000 in the quarter ended June 30, 1997 from $719,000 in the quarter ended June 30, 1996. The Company's effective tax rate was 30% in the quarter ended June 30, 1997 and 32% in the quarter ended June 30, 1996.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

         TOTAL REVENUES. Total revenues decreased $365,000, or 0.8%, to $43.0 million in the nine months ended June 30, 1997 from $43.4 million in the nine months ended June 30, 1996 due to decreased sales volume of the Company's DA-3x product family partially offset by increased sales volume of the Domino product family and complementary telecommunications products. Product revenues may fluctuate significantly as a result of a number of factors including announcements of new products, the capital spending patterns of the Company's customers and the timing of large individual orders.

         Domestic revenues decreased 6.2 % to $23.2 million in the nine months ended June 30, 1997 compared to $24.7 million in the nine months ended June 30, 1996 primarily due to decreased DA-3x sales partially offset by increased sales volume of the Domino product family and complementary products including the ANT-20. International revenues increased 6.2% to $19.9 million in the nine months ended June 30, 1997 compared to $18.7 million in the nine months ended June 30, 1996 primarily due to sales growth in Central and South America resulting from large orders from the Brazilian national telecommunications company in the first and second quarters of fiscal 1997.

         Revenues from sales of the Company's DA-3x product family decreased $9.2 million, or 38.0%, to $15.0 million in the nine months ended June 30, 1997 from $24.2 million in the nine months ended June 30, 1996. Revenues in the nine months ended June 30, 1996 included significant volumes related to the Company's ATM/OC-3 and 100BaseT modules which were introduced in September 1995. The Company has continued to improve and update the DA-3x product family; however, the Company has not released any major new interface modules since September 1995. While the Company plans to introduce a new 100BaseT module, improved ATM functionality, and new marketing efforts in the fourth quarter of fiscal 1997, DA-3x product family sales are expected to decline over time as a proportion of total revenues..

         Revenues from sales of the Company's Domino product family increased $6.0 million, or 59.7% to $16.1 million in the nine months ended June 30, 1997 from $10.1 million in the nine months ended June 30, 1996. The Domino product family is a newer generation of analyzers designed for network service providers and operators. The Company introduced DominoLAN, DominoWAN and Domino FDDI in fiscal 1995 followed by DominoWIZARD and DominoREMOTE in fiscal 1996 and DominoFastEthernet in December 1996. Revenues have increased as the Company has continued to expand product offerings and sales channels for this product family.

         Revenues of complementary telecommunication products increased $2.1 million, or 30.3%, to $9.0 million in the nine months ended June 30, 1997 from $6.9 million in the nine months ended June 30, 1996 primarily due to an increase in revenues from sales of new products purchased from international affiliates for resale in the United States, including ANT-20, a physical layer test instrument for SDH, SONET and ATM.

         GROSS PROFIT. Gross profit decreased $1.0 million, or 3.9%, to $25.1 million in the nine months ended June 30, 1997 from $26.1 million in the nine months ended June 30, 1996. Gross margin decreased to 58.3% in the nine months ended June 30, 1997 from 60.1% in the nine months ended June 30, 1996 primarily due to the increased proportion of revenues from other network analysis products, including the Domain product family, and complementary telecommunications product. These products are primarily purchased for resale and carry lower margins than the DA-3x and Domino product families which are developed, manufactured and distributed by the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $918,000, or 6.6%, to $14.7 million in the nine months ended June 30, 1997 from $13.8 million in the nine months ended June 30, 1996 due to increased marketing personnel, advertising and promotional expenditures. Selling, general and administrative expenses, as a percentage of revenues, increased to 34.3% in the nine months ended June 30, 1997 from 31.9% in the nine months ended June 30, 1996.

         PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased $139,000, or 1.9%, to $7.6 million in the nine months ended June 30, 1997 from $7.5 million in the nine months ended June 30, 1996. Product development expense, as a percentage of revenues, increased to 17.7% in the nine months ended June 30, 1997 from 17.2% in the nine months ended June 30, 1996. The Company's product development activities are an important element of its growth strategy and it anticipates that it will invest increasing amounts in these areas in future periods.

         INTEREST INCOME. Interest income increased $283,000 to $475,000 in the nine months ended June 30, 1997 from $192,000 in the quarter ended June 30, 1996 due to a higher average cash balance on hand.

         FOREIGN CURRENCY GAINS (LOSSES). The Company recorded foreign currency losses of $289,000 in the nine months ended June 30, 1997 compared to losses of $160,000 in the nine months ended June 30, 1996. In the nine months ended June 30, 1997, the Company incurred losses on accounts receivable and cash denominated in DMs partially offset by gains on foreign currency contracts and collars as the U.S. dollar strengthened significantly against the DM.

         PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $865,000 in the nine months ended June 30, 1997 from $1.5 million in the nine months ended June 30, 1996. The Company's effective tax rate was 30% in the nine months ended June 30, 1997 and 32% in the nine months ended June 30, 1996.

QUARTERLY OPERATING RESULTS

         The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Quarterly results have been affected by the timing of expenditures for product development and marketing programs and by the hiring of product development, marketing, sales and administrative personnel. Quarterly results have also been affected by realized foreign currency gains or losses and by the recording at the end of each period of unrealized foreign currency gains or losses related to the revaluation of DM denominated receivables and payables and any forward foreign currency exchange contracts related to such receivables and some anticipated sales to affiliates. Further, the Company's expense levels have been based, in part, on its expectations of future revenues. If expected revenue levels are not achieved in the future in a particular quarter, quarterly results may be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $4.3 million in the nine months ended June 30, 1997 primarily from income before depreciation and amortization and from proceeds related to the issuance of Common Stock.

         Net cash generated from operations was $3.9 million in the nine months ended June 30,1997. The primary source of these funds was net income before depreciation and amortization. Accounts receivable at June 30, 1997 decreased by $650,000, compared to September 30, 1996. Inventories increased to $5.2 million at June 30, 1997 from $4.7 million at September 30, 1996.

         Net cash used in investing activities was $996,000 in the nine months ended June 30, 1997. All of the cash used in investing activities was the result of acquisitions of property and equipment and intangible assets. Acquisitions of property and equipment consist primarily of computer hardware and test equipment. Acquisitions of intangible assets consist primarily of financial, manufacturing, and product development software.

         Net cash provided by financing activities was $1.3 million in the nine months ended June 30, 1997 and consisted of proceeds from the issuance of Common Stock pursuant to the exercise of employee stock options and the Employee Stock Purchase Plan.

         In March 1995, the Company entered into a $5.0 million line of credit facility with a U.S. bank which expires in January 1998. Through June 30, 1997, there have been no borrowings under this facility. The Company believes that cash generated from operations, together with existing cash balances and borrowings available under the Company's U.S. bank line of credit facility, will be sufficient to satisfy the Company's requirements for working capital and capital expenditures through fiscal 1998.

BUSINESS RISKS

         The Company's future operating results may be adversely affected by certain factors and trends of its market which are beyond its control. The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent introductions of new products. The Company believes that its future success will depend, in part, on its ability to continue to develop, introduce and sell both new and enhanced products on a timely basis. The Company is committed to continuing investments in research and development; however, there is no assurance that these efforts will result in the development of products for the appropriate platforms or operating systems, or the timely release or market acceptance of new products.

         The Company's results may be adversely affected by the actions of existing or future competitors including established and emerging computer, communications, intelligent network wiring, network management and test instrument companies. Some of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and significantly greater financial, technological and personnel resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

         The Company generally operates with very little backlog and most of its revenues in each quarter result from orders booked in that quarter. The Company plans its expenditures based on its expectations as to future revenues and, if revenues should fail to meet expectations, this could cause expenses to be disproportionately high. Accordingly, a decline in near term revenues could have a material adverse effect on the Company's quarterly operating results. The Company's quarterly operating results may also fluctuate significantly as a result of a number of other factors, including the capital spending patterns of the Company's customers, general economic and political conditions, the timing of domestic and international orders, increased competition, variations in the mix of the Company's sales and announcements of new products by the Company or its competitors. Orders in the most recent quarters were received by the Company later in their respective quarters than in prior quarters. The Company's ability to forecast achievement of market and internal expectations of quarterly revenue levels and operating results is delayed and becomes more difficult when orders are placed later in the quarter. It is anticipated this trend will continue into the near future. If so, there is more risk that the Company may not attain quarterly revenue objectives, and, therefore, could have a material adverse effect on the Company's operating results.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                           PART II - OTHER INFORMATION


                                  JUNE 30, 1997


ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

(b)     Reports on Form 8-K:

         No reports on Form 8-K were filed on behalf of the company for the three month period ended June 30, 1997.

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

                                  WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                  (Registrant)



Date:  July 31, 1997              By:      /s/ Adelbert Kuthe
                                       ------------------------
                                       Adelbert Kuthe
                                       Vice President, Finance and Secretary
                                      (Principal Financial Officer)