Form 10-K
period 1997-09-30
WANDEL & GOLTERMANN TECHNOLOGIES INC
filed 1997-12-15
CIK 918381

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
  (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
______  ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended SEPTEMBER 30, 1997
    OR
 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
             For the transition period from ________ to _________ .
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

Yes [  X  ]       No [   ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed using the closing price on the Nasdaq Stock Market for the registrant's as of December 1, 1997 was $66,420,402.

         As of December 1, 1997, 5,261,022 shares of Common Stock were outstanding.








===============================================================================

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                TABLE OF CONTENTS

                                                                                                      Page

PART I
     Item 1       Business.........................................................................      3
     Item 2       Properties.......................................................................      8
     Item 3       Legal Proceedings................................................................      8
     Item 4       Submission of Matters to a Vote of Security Holders..............................      8

PART II
     Item 5       Market for Registrant's Common Equity and Related Stockholder
                     Matters.......................................................................      8
     Item 6       Selected Financial Data..........................................................      9
     Item 7       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.........................................................     10
     Item 8       Financial Statements and Supplementary Data......................................     16
     Item 9       Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure......................................................     29

PART III
     Item 10      Directors and Executive Officers of the Registrant...............................     29
     Item 11      Executive Compensation...........................................................     32
     Item 12      Security Ownership of Certain Beneficial Owners and Management...................     34
     Item 13      Certain Relationships and Related Transactions...................................     35

PART IV           Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K...................................................................     36

SIGNATURES        .................................................................................     38

                                     PART I

ITEM 1.  BUSINESS

         Wandel & Goltermann Technologies, Inc. (the "Company") develops, manufactures, markets and supports test, measurement, diagnostic and monitoring products for local and wide area data networks. The Company's network analysis products, which primarily consist of the Domino and DA-3x families, enable customers to analyze and solve interoperability and performance problems across all the principal configurations of network topologies and communication protocols. The Company also markets in the United States specialized test, measurement and monitoring instruments primarily for use by operators of telecommunications and data transmission systems.

         In fiscal 1994, the Company began manufacturing and distributing its Domino product family, a line of protocol analyzers designed specifically for use by field technicians who install and maintain large multi-site LANs and WANs. The Company introduced DominoLAN(TM), DominoWAN(TM) and DominoFDDI(TM) in fiscal 1995 followed by DominoWIZARD(TM), DominoREMOTE, and SNA Session Generator in fiscal 1996 and DominoFastEthernet in fiscal 1997.

         The Company introduced its first DA-3x product in the fall of 1990. As new and more advanced networks and communication methods have been developed, the Company has expanded its DA-3x family through releases of new or enhanced hardware and software modules.

         The Company sells its products and services to domestic end users principally through its direct sales force, although the Company maintains indirect distribution channels. Internationally, the Company sells through affiliate distributors.

         In the United States, the Company also markets specialized test, measurement and monitoring instruments primarily for use by operators of telecommunication and data transmission systems. These products are primarily purchased from international affiliates for resale and include ANT-20, a physical layer test instrument for SDH, SONET and ATM, and 8610 and 8620 cellular communications test systems.

         The Company's major customers include AT&T, Cisco Systems, Deutsche Telekom, Embratel, GTE, IBM, MCI, Nortel, NCR, Telecom Italia, Qualcomm and various U. S. government agencies.

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

NETWORK ANALYSIS PRODUCTS

         DOMINO NETWORK ANALYZERS
         The Domino product family is designed for service providers and end users who are responsible for installing and maintaining networks. Compatible with a standard laptop, the portable Domino family monitors, captures, decodes and simulates LAN, WAN, FDDI and Fast Ethernet network traffic. The Domino product family provides network analysis in real time, looking at all the network traffic, decoding packets as they are captured and analyzing the data. Using multiple Domino analyzers at the same time, the system performs multiport analysis and can generate and receive traffic simultaneously. Up to eight Dominos can simultaneously analyze complex internetwork nodes with a single notebook PC controller. This powerful system currently includes over 300 decodes for LAN/WAN networks and includes the following products:

       - DominoLAN Internetwork Analyzer monitors, captures, decodes and simulates LAN (token ring and Ethernet) network traffic.
       - DominoFastEthernet Internetwork Analyzer delivers real-time analysis of 100Base-T and 10Base-T networks with full line-rate capture, analysis, and transmit on full/half-duplex connections.
       - DominoFDDI Internetwork Analyzer monitors, captures, decodes and simulates FDDI network traffic.
       - DominoWAN Internetwork Analyzer monitors, captures, decodes and simulates traffic on a variety of WAN interfaces including ISDN BRA and PRA, T1, E1 and V-Series Interfaces.
       - DominoREMOTE provides remote, real-time access to Domino Internetwork Analyzers. It effectively extends a PC's parallel-port connection over a dial-up link or Ethernet network and expands users' options for troubleshooting critical remote network segments. The DominoREMOTE controller and Domino analyzers' multisegment analysis capabilities enable users to analyze and troubleshoot multiple remote segments from one location.
       - The DominoWIZARD Baselining System provides network analysis and baselining for Ethernet and Token Ring networks. Running on WG's Domino Internetwork Analyzers, this software package supplies users with trend analysis, station-level statistics, event logs, expert Help, and troubleshooting flow guides to direct the user step-by-step through the troubleshooting process. The system automatically turns baseline information into presentation-quality reports.
       - Domino SNA Session Generator establishes and simulates up to 4,000 simultaneous SNA sessions, testing the health of elements in an SNA network. Running on Domino, SNA Session Generator emulates an SNA Host (Mainframe) to test Terminals and emulates multiple Terminals to test Hosts.

                   Sales of Domino products accounted for 35% of the Company's revenues in the year ended September 30, 1997 and have increased as the Company has continued to expand product offerings and sales channels.

         DA-3X INTERNETWORK ANALYZERS

         The DA-3x Internetwork Analyzer family consists of the DA-30C and related interface modules which decode, capture, and simulate traffic across all principal configurations of local and wide area topologies and protocols. The rugged DA-30C is a portable tool that combines power and versatility in a single testing device to meet the needs of service providers and developers and labs. This tool decodes protocols at all seven OSI layers, interfaces to a variety of LAN and WAN topologies including FDDI, ISDN, Fast Ethernet and ATM and provides dual simultaneous analysis of mixed topologies. Its multislot backplane accepts four plug-in interfaces. Application software running under a graphical user interface (GUI) performs real-time monitoring, traffic generation, device benchmarking, and other tasks. The DA-30C capture files are compatible with the WG Domino's, allowing difficult problems to be captured by a Domino in a remote site for later analysis by the DA-30C.

         Running on the DA-30C, the WG RTBench(TM) application automatically measures performance of Ethernet, Token Ring, FDDI and Frame Relay routers as well as latency throughput and packet loss rates per the IETF standards. Fully customizable by the user for all test parameters, RTBench also displays results both graphically and as tabular data. It can be used to benchmark existing equipment before and after upgrades, reconfiguration or service.

         THE NETFORCE FAMILY

         In fiscal 1997, the Company announced development efforts on the NetForce product line, a powerful new family of products designed to maximize network availability for network managers through proactive and interactive network analysis and management tools. Planned for availability in the second half of fiscal 1998, NetForce Ranger is the internetworking industry's first network analysis solution able to search for, detect, isolate and pinpoint problems before the network goes down. Its unique look through perspective ensures network availability from end-users' point of view. Looking through the network instead of down it helps in discovering and isolating problems that may be blind spots for traditional network management systems. This results in detection, isolation and often resolution of network problems before the end-user is affected. Designed for routed and switched networks, NetForce Ranger addresses both LANs and WANs.

         An integral part of the NetForce strategy, WG Domain probes and management software employ RMON/RMON2-compliant probes for proactive monitoring of Ethernet, Fast Ethernet, Token Ring, FDDI, switched networks and WAN links. Icon-based management software supplies centralized SNMP/RMON analysis tools for distributed diagnostics. The system provides alarming at all seven layers, protocol decode, accounting, long/short term trend analysis, baselining, packet capture and client/server applications.

COMPLEMENTARY TELECOMMUNICATIONS PRODUCTS

         Under a contract with its affiliate Wandel & Goltermann Management Holding GmbH ("WGG") which expires October 1, 2000 subject to renewal, the Company serves as the exclusive United States distributor and servicer of products developed and produced by its European manufacturing affiliates. These products are purchased by the Company at prices established by the manufacturing affiliates and resold by the Company to U.S. customers. Complementary telecommunications products consist primarily of test, measurement and monitoring instruments for telecommunications companies. They include advanced network test equipment for telecommunication networks, telecom test systems for cellular networks, hand-held test instruments for installation and maintenance and other network systems test instruments. The Company markets and sells these products primarily to large network operators and developers and manufacturers of communication equipment. Major customers for these products include AT&T, GTE, MCI, Nortel and Qualcomm. Sales of complementary telecommunication products accounted for 21% of the Company's total revenues in fiscal 1995, 19% in fiscal 1996 and 25% in fiscal 1997.

PRODUCT DEVELOPMENT

         Management believes that the Company's future success depends upon its ability to continue to enhance its Domino products and to develop new products that are technologically competitive and enable the Company to penetrate other markets for network analysis products. The Company invests a significant portion of its revenues in product development.

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

         In order to access information about new developments and standards relating to internetworking and new product developments, the Company is an active member of several international standards bodies, such as Internet Engineering Task Force, Institute of Electrical and Electronic Engineers, Frame Relay Forum, Asynchronous Transfer Mode Forum and Switched Multi-Megabit Data Service Interest Group.

         As of September 30, 1997, the Company had 82 employees devoted to product development activities, many of whom have advanced degrees in electrical engineering, computer engineering or computer science. In fiscal 1995, 1996 and 1997, product development expenses totaled approximately $10.5 million, $9.8 million and $10.7 million, respectively. To date, all of the Company's development expenses have been charged to operations as incurred.

MARKETING AND SALES

         MARKETING

         The Company markets its products through advertising, direct mail, seminars, sales brochures, worldwide web, appearances at industry trade shows and the publication of a quarterly newsletter for customers highlighting the Company's products and industry trends. Through these activities, management believes that the Company and its products have developed high visibility, including favorable recognition in several significant trade publications.

         UNITED STATES SALES

         The Company has expanded its direct U.S. sales force which sells products developed and manufactured by the Company and those produced by its European manufacturing affiliates. No one customer accounted for more than 10% of the Company's revenues in fiscal 1995, 1996 or 1997. At September 30, 1997, the Company employed 22 sales people operating out of 18 sales locations in the United States. The Company believes that, for certain key customers, direct sales personnel (rather than manufacturer's representatives) are best suited to differentiate the Company's products from those of its competitors, to work closely with customers to provide testing and diagnostic solutions for complex networks and to obtain insights into customers' needs for future testing and diagnostic requirements. However, the Company is expanding its utilization of manufacturer's representatives for sales of certain products to a larger market. The Company's sales to nonaffiliated U.S. customers, as a percentage of total revenues, were approximately 52% in fiscal 1995, 56% in fiscal 1996 and 53% in fiscal 1997.

         INTERNATIONAL SALES

         WGG's sales affiliates serve as the international marketers and distributors of the Company's products. These distributors purchase the Company's products at prices established by the Company and market and resell them worldwide from offices in Canada, Mexico and over 60 countries in Europe, the Middle East, Central and South America and the Pacific Rim. The Company's export sales to affiliated distributors, as a percentage of total revenues, were approximately 45% in fiscal 1995, 43% in fiscal 1996 and 45% in fiscal 1997. Although these distributors have no contracts with the Company and are under no obligation to market and sell the Company's products, they have historically focused their marketing and sales activities primarily on products manufactured by the Company and its manufacturing affiliates.

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

WARRANTY SERVICE; CUSTOMER SUPPORT

         The Company services and supports its products and those of its affiliates which it sells in the United States. These products are sold with a one-year warranty included in the product price. The Company's overseas affiliates service and support the Company's products sold to international customers under the Company's warranty. The warranty covers all necessary services for product repair and all software fixes during the warranty period. For U.S. customers, product repair services are available at the Company's headquarters in Research Triangle Park, North Carolina. The Company also offers an extended warranty on its products for an annual fee. Under the extended warranty, customers receive continued repair services, all major software fixes and new software releases during the extended warranty period.

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

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations consist of hardware and software configuration, printed circuit board layout, and assembly and testing of its products. Most mechanical components, software and documentation duplication, and some printed circuit board assembly are outsourced. The Company expects to increase outsourcing to contain costs.

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

COMPETITION

         A substantial number of companies market products which compete with the Company's products. The Company's principal competitors to date have been Hewlett-Packard and Network General. Some of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and substantially greater financial, technological and personnel resources than those of the Company. The Company competes primarily on the basis of product features that are important in its markets, including product modularity and life cycle, hardware quality, the breadth of network topologies and protocols its products support, and the Company's technology.

         While the Company believes the primary competitive factors for its products will continue to be the technologies they employ, their performance capabilities and the technical service and support provided by the Company, competitive pressures from existing manufacturers who offer lower prices or introduce new products have, in some instances, resulted in delayed or deferred purchasing decisions by potential customers. Purchase delays or deferrals by potential customers may require the Company to reduce prices. These competitive scenarios could materially adversely affect the Company's revenues and operating margins.

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

EMPLOYEES

         As of September 30, 1997, the Company employed 260 people, of which 82 were engaged in product development activities, 60 in manufacturing operations and quality control, 21 in marketing, 63 in sales and service, and the remainder in management and administrative capacities. None of the Company's employees are covered under a collective bargaining agreement. The Company believes that its employee relations are good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Stock first began trading in April 1994 on the NASDAQ National Market System under the symbol "WGTI". As of December 1, 1997, the Company had approximately 50 shareholders of record and an estimated 2,000 beneficial owners holding shares in nominee or "street" names. WGTI has not paid cash dividends on its common stock. The following table sets forth the high and low sales prices as reported on the Nasdaq National Market during the last two years.


                                      Market Price Per Share
                                 1997                       1996
                           High         Low          High           Low
                         ---------    ---------    ----------    ----------
       First Quarter       $31.50       $17.25        $13.25          9.00
       Second Quarter       30.25        18.75         16.88          9.00
       Third Quarter        23.75         8.50         19.75         14.13
       Fourth Quarter       13.25         8.88         19.75         13.25

ITEM 6.  SELECTED FINANCIAL DATA

                                              SELECTED FINANCIAL DATA


                                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                                    ----------------------------------------------------------------------
                                                        1997           1996          1995          1994          1993
                                                    -------------   -----------   ------------  ------------  ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF INCOME DATA:
Revenues:
   Nonaffiliates                                      $29,001       $33,186       $23,658         $21,785       $18,005
   Affiliates                                          25,454        25,900        21,604          18,387        15,080
                                                    ------------   -----------   -----------   ------------  ------------
      Total revenues                                   54,455        59,086        45,262          40,172        33,085
Cost of revenues                                       24,381        23,234        16,576          12,731        12,176
                                                    ------------   -----------   -----------   ------------  ------------
      Gross profit                                     30,074        35,852        28,686          27,441        20,909
Selling, general and administrative expenses           19,360        18,934        15,872          12,984        10,603
Product development expenses                           10,712         9,804        10,469           9,059         6,545
Restructuring charges                                      --            --         1,279              --            --
                                                    ------------   -----------   -----------   ------------  ------------
      Operating income                                      2         7,114         1,066           5,398         3,761
Interest expense                                           --            --            --            (460)         (779)
Interest income                                           639           350           313             295           274
Foreign currency gains (losses)                          (217)         (104)         (245)            213           498
                                                    ------------   -----------   -----------   ------------  ------------
     Income from continuing operations
         before income taxes                              424         7,360         1,134           5,446         3,754
Benefit from (provision for) income taxes                  --        (2,208)          (98)         (2,124)          867
                                                    ------------   -----------   -----------   ------------  ------------
      Income from continuing operations                   424         5,152         1,036           3,322         4,621
Income from discontinued operations                        --            --            --             204           135
                                                    ------------   -----------   -----------   ------------  ------------
      Net income                                     $    424      $  5,152      $  1,036        $  3,526      $  4,756
                                                    ============   ===========   ===========   ============  ============


PER SHARE DATA:

      Income from continuing operations              $   0.08      $   0.98      $   0.20        $   0.76      $   1.23
      Income from discontinued operations                  --            --            --            0.04          0.04
                                                    ------------   -----------   -----------   ------------  ------------
      Net income                                     $   0.08      $   0.98      $   0.20        $   0.80      $   1.27
                                                    ============   ===========   ===========   ============  ============

Weighted average number of common shares
     outstanding                                        5,359         5,231        5,245            4,398         3,750






                                                                            AS OF SEPTEMBER 30,
                                                    ---------------------------------------------------------------------
                                                       1997           1996          1995          1994          1993
                                                    ------------   -----------   -----------   ------------  ------------
                                                                               (IN THOUSANDS)
FINANCIAL CONDITION:
Working capital                                       $27,036       $24,869        $20,117       $20,041     $  6,569
Total assets                                           37,292        34,298         29,344        28,272       20,381
Short-term debt, including current maturities of
   long-term debt                                          --            --             --            --        5,978
Long-term debt                                             --            --             --            --        4,370
Shareholders' equity                                   30,659        28,822         24,354        23,113        5,303



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which reflect the Company's current judgment on those issues. Because such statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially. Important factors which could cause actual results to differ materially are described in the following paragraphs and are particularly noted under "Business Risks" and the Company's reports on Forms 10-K and 10-Q on file with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

INCOME STATEMENT HIGHLIGHTS

(In thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------
                                            1997         CHANGE           1996         CHANGE         1995
                                     ------------   ------------  -------------   ------------  -----------

Revenues                                 $54,455            (8%)      $59,086            31%      $45,262
Gross profit                              30,074           (16%)       35,852            25%       28,686
Percentage of revenues                       55%                           61%                         63%
Operating expenses                        30,072             5%        28,738             9%       26,341
Percentage of revenues                       55%                           49%                         58%
Net income                                   424           (92%)        5,152           397%        1,036
Earnings per share                          0.08           (92%)         0.98           390%         0.20

REVENUES

(In thousands)
---------------------------------------------------------------------------------------------------------------
                                             1997        CHANGE            1996        CHANGE          1995
                                       -----------   -----------   -------------  ------------  ------------
Domino                                    $18,989           39%         $13,665          106%      $  6,638
DA-3x                                      17,851          (44%)         31,716           19%        26,570
Other                                       3,802           41%           2,687            3%         2,602
                                       -----------                 -------------                ------------
Network analysis products                 $40,642          (15%)        $48,068           34%       $35,810
Complementary
     telecommunications products           13,813           25%          11,018           17%         9,452
                                       -----------                 -------------                ------------
                                          $54,455           (8%)        $59,086           31%       $45,262
                                       ===========                 =============                ============

(In thousands)
---------------------------------------------------------------------------------------------------------------
                                             1997        CHANGE            1996        CHANGE          1995
                                       -----------   -----------   -------------  ------------  ------------
Domestic                                  $30,099          (11%)       $33,752           35%       $24,919
International                              24,356           (4%)        25,334           25%        20,343
                                       -----------                 -------------                ------------
                                          $54,455           (8%)       $59,086           31%       $45,262
                                       ===========                 =============                ============

         Revenues for the fiscal year ended September 30, 1997 decreased 8% to $54.5 million compared to fiscal year 1996 revenues of $59.1 million primarily due to decreased sales volume of the Company's DA-3x product family partially offset by increased sales volume of the Domino product family and complementary telecommunications products. Fiscal 1996 revenues increased 31% over fiscal 1995 revenues due to increased sales volume of both the Company's network analysis products and complementary telecommunication products.

         The Company's Domino product family revenues increased 39% for fiscal 1997 to $19.0 million from $13.7 million in fiscal 1996. Fiscal 1996 Domino family product revenues increased 106% from $6.6 million in fiscal 1995. The Domino product family is a line of analyzers designed for network service providers and operators. The Company introduced DominoLAN, DominoWAN and DominoFDDI in fiscal 1995 followed by

DominoWIZARD and DominoREMOTE in fiscal 1996 and DominoFastEthernet in fiscal 1997. Revenues have increased as the Company has continued to expand product offerings and sales channels for this product family and as the Company has made large sales to major network equipment manufacturers for use in pre- and post-sales activities and network installation and maintenance.

         Revenues from sales of the Company's DA-3x product family decreased 44% for fiscal 1997 to $17.9 million from $31.7 million in fiscal 1996. Fiscal 1996 DA-3x product family revenues increased 19% from $26.6 million in fiscal 1995. The DA-3x product family was first introduced in 1990. The Company introduced AMT/OC-3 and 100BaseT modules in September 1995 which resulted in increased sales volume in fiscal 1996. The Company has continued to improve and update the DA-3x product family; however, the Company has not released any major new interface modules since September 1995. While the Company plans to introduce improved ATM functionality in fiscal 1998, DA-3x product family sales are expected to decline over time as a proportion of total revenues.

         The Company's complementary telecommunication product revenues increased 25% for fiscal 1997 to $13.8 million from $11.0 million in fiscal 1996. Fiscal 1996 complementary telecommunication product revenues increased 17% compared to fiscal 1995. In both years, revenue growth was fueled by sales of new products purchased from international affiliates for resale in the United States, including ANT-20, a physical layer test instrument for SDH, SONET and ATM, and 8610 and 8620 cellular communications test systems.

         Domestic revenues decreased 11% to $30.1 million in fiscal 1997 compared to $33.8 million in fiscal 1996 primarily due to decreased DA-3x revenues offset by increased sales volume of the Domino product family and complementary products including the ANT-20. International revenues decreased 4% to $24.4 million in fiscal 1997 compared to $25.3 million in fiscal 1996 primarily due to declining sales of DA-3x products in Europe and the Pacific Rim.

GROSS PROFIT

         Cost of revenues consists of manufacturing costs, cost of instruments purchased for resale, costs of services and warranty expenses. Gross profit as a percentage of revenues decreased to 55% in fiscal 1997 from 61% in fiscal 1996 and 63% in fiscal 1995. The decrease resulted from an increased proportion of revenues from other network analysis products and complementary telecommunication products. These products are primarily purchased for resale and carry lower margins as a percentage of revenues than the Domino and DA-3x product families. Gross profit and gross profit as a percentage of revenues may vary as a result of a number of factors, including product mix, the mix of international and domestic sales and discounts on large sales opportunities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased 2% to $19.4 million in fiscal 1997 compared to $18.9 million in fiscal 1996. Fiscal 1996 selling, general and administrative expenses increased 19% compared to fiscal 1995. These increases were due primarily to increased staffing, marketing, promotional and advertising activities and facility increases to support higher revenues in fiscal 1996 and to promote sales in fiscal 1997.

PRODUCT DEVELOPMENT EXPENSES

         Product development expenses were $10.7 million in fiscal 1997 compared to $9.8 million in fiscal 1996 and $10.5 million in fiscal 1995. As a percentage of revenues, product development expenses were 20% in fiscal 1997, 17% in fiscal 1996 and 23% in fiscal 1995. The increase in actual spending and as a percentage of revenues in fiscal 1997 was a result of increased staffing and expenses to support growth in the Company's breadth of product offerings including new or improved applications and capabilities of the Domino product family and improved ATM functionality in the DA-3x product family. Actual spending and spending as a percentage of revenues decreased in 1996 compared to fiscal 1995 as the Company curtailed development efforts on the Network Operations product family in September 1995. The Company's product development activities are an important element of its growth strategy, and it anticipates that it will invest increasing amounts in these areas in future periods.

RESTRUCTURING CHARGES

         In September 1995, the Company announced that it would curtail development and marketing efforts on the Network Operations product family. As a result, the Company recorded restructuring charges of $719,000, primarily related to the write-down of related inventories and the expected costs of employee severances. In addition, the Company recorded severance expenses of $560,000 associated with changes in senior management which were effective in the quarter ended September 30, 1995. There were no restructuring charges in fiscal 1997 or 1996.

FOREIGN CURRENCY LOSSES

         The Company incurred foreign currency losses of $217,000 in fiscal 1997 compared to foreign currency losses of $104,000 in fiscal 1996 and $245,000 in fiscal 1995. The Company incurred net losses in all years on foreign currency exchange contracts and collars and accounts receivable, accounts payable and cash denominated in DMs as the U.S. dollar fluctuated against the DM.

INTEREST INCOME

         Interest income increased 83% to $639,000 in fiscal 1997 compared to $350,000 in fiscal 1996 and $313,000 in fiscal 1995. The increase in fiscal 1997 was due to a higher average cash balance compared to fiscal 1996.

PROVISION OF INCOME TAXES

         The Company recorded no provision for income taxes in fiscal 1997 as it generated sufficient research and development tax credits and savings from its foreign sales corporation to eliminate any taxes due on its income for the year. The provision for income taxes as a percentage of income was 30% in fiscal 1996 compared to 9% in fiscal 1995. The effective tax rate was higher in fiscal 1996 primarily due to decreased research and development tax credits generated during the year as a percentage of income before taxes. The Company expects the effective tax rate for 1998 to be approximately 20%.

QUARTERLY FINANCIAL DATA

         The following table presents selected quarterly financial information for fiscal 1997 and 1996. This information is unaudited, but in the opinion of the Company's management, reflects all adjustments, consisting only of normal recurring adjustments, that the Company considered necessary for a fair presentation of this information in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future results of operations.

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                 FISCAL 1997
                                  -------------------------------------------
                                   FIRST      SECOND      THIRD      FOURTH
                                  ---------  ---------   ---------  ---------
Revenues:
  Nonaffiliates                    $ 6,482    $ 7,247     $ 8,581      $6,691
  Affiliates                         8,973      7,095       4,639       4,747
                                  ---------  ---------   ---------  ---------
Total revenues                      15,455     14,342      13,220      11,438
Cost of revenues                     6,112      6,260       5,587       6,422
                                  ---------  ---------   ---------  ---------
Gross profit                         9,343      8,082       7,633       5,016
Selling, general and
  administrative expenses            5,134      4,673       4,937       4,616
Product development expenses         2,450      2,482       2,686       3,094
                                  ---------  ---------   ---------  ---------
Operating income (loss)              1,759        927          10      (2,694)
Interest income                        148        172         155         164
Foreign currency gains (losses)         (7)      (263)        (19)         72
                                  ---------  ---------   ---------  ---------
Income (loss) before taxes           1,900        836         146      (2,458)
Benefit from (provision for)
  income taxes                        (570)      (251)        (44)       865
                                  ---------  ---------   ---------  ---------
Net income (loss)                  $ 1,330    $   585     $   102     $(1,593)
                                  =========  =========   =========  =========


Net income (loss) per share        $  0.25      $0.11     $  0.02    $ (0.30)

Weighted average numbers of
  common shares outstanding          5,361      5,427       5,285      5,274
                                 ==========  =========   =========  =========


                                                 FISCAL 1996
                                  -----------------------------------------
                                   FIRST      SECOND      THIRD      FOURTH
                                  --------  ---------   --------   ---------
Revenues:
  Nonaffiliates                     $7,172    $8,154      $ 8,895    $ 8,965
  Affiliates                         6,291     6,342        6,528      6,739
                                   -------- ---------     -------- ---------
Total revenues                      13,463    14,496       15,423     15,704
Cost of revenues                     5,412     5,649        6,243      5,930
                                   -------- ---------     -------- ---------
Gross profit                         8,051     8,847        9,180      9,774
Selling, general and
  administrative expenses            4,631     4,667        4,528      5,108
Product development expenses         2,621     2,413        2,445      2,325
                                   -------- ---------     -------- ---------
Operating income (loss)                799     1,767        2,207      2,341
Interest income                         53        60           79        158
Foreign currency gains (losses)        (21)      (93)         (46)        56
                                   --------  ---------    -------- ---------
Income (loss) before taxes             831      1,734        2,240     2,555
Benefit from (provision for)
  income taxes                        (266)      (553)        (719)    (670)
                                   --------  ---------    -------- ---------
Net income (loss)                  $   565    $ 1,181      $ 1,521   $ 1,885
                                   ======== =========     ======== =========


Net income (loss) per share        $  0.11    $  0.23     $   0.29   $  0.36

Weighted average numbers of
  common shares outstanding          5,218      5,155        5,275     5,273
                                   ========  =========    ========  =========



         In recent years, the Company's revenues and operating income have been affected by the timing of new product introductions, expenditures for product development and marketing programs and the hiring of product development, marketing, sales and administrative personnel. Results have also been affected, and may continue to be affected, by realized and unrealized foreign currency gains or losses. Further, the Company's expense levels have been based, in part, on its expectations of future revenues. If expected revenue levels are not achieved in the future in a particular period, results may be adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

                                      1997           1996             1995
                                     --------      --------        --------

Cash and cash equivalents             $13,329       $10,286        $  5,374
Working capital                       $27,036       $24,869        $ 20,117


         Cash and cash equivalents increased $3.0 million in 1997 and $4.9 million in 1996. The increase in 1997 and 1996 resulted primarily from cash provided by operations offset by the acquisition of equipment.
         Net cash generated from operations was $3.1 million in 1997, $7.3 million in 1996 and $1.7 million in 1995. The primary source of these funds was net income before depreciation and amortization for all periods. Net cash generated from operations in 1995 also reflects an increase in income tax receivable of $1.5 million related to overpayment of estimated income taxes for the year. 13

         Net cash used in investing activities was $1.5 million in 1997, $1.7 million in 1996 and $3.3 million in 1995. All of the cash used in investing activities was the result of acquisitions of property and equipment and intangible assets. Acquisitions of property and equipment consist primarily of computer hardware and test equipment. Acquisitions of intangible assets consists primarily of financial, manufacturing, product and product development software. Expenditures for property and equipment increased in 1995 as a result of leasehold improvements and furnishings purchased in connection with the leasing of additional space for conducting the Company's operations.
         Net cash provided by financing activities was $1.4 million in 1997 and $369,000 in 1995. The primary sources of funds in 1997 and 1995 were the proceeds from the sale of Common Stock under the Company's Employee Stock Purchase Plan and pursuant to the exercise of employee stock options. Net cash used in financing activities was $684,000 in 1996. The Company used $1.3 million to repurchase 100,000 shares of Common Stock in December 1995 which was partially offset by proceeds from the sale of Common Stock under the Company's Employee Stock Purchase Plan and pursuant to the exercise of stock options.
         As of September 30, 1997, the Company's principal source of liquidity is cash and cash equivalents of $13.3 million. The Company also has a $5.0 million line of credit facility with a U.S. bank which expires in January 2000. Through September 30, 1997, there have been no borrowings under this facility. The Company believes that cash generated from operations, together with existing cash balances and borrowings available under the Company's line of credit facility, will be sufficient to satisfy the Company's requirements for working capital and capital expenditures through at least the next twelve months.

BUSINESS RISKS

         The following is a summary of risks affecting the business and results of the Company and should be read in conjunction with the description of the Company's business contained in other sections of the Company's Form 10-K for the year ended September 30, 1997.

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

         The Company generally operates with very little backlog and most of its revenues in each quarter result from orders booked in that quarter. The Company plans its expenditures based on its expectations as to future revenues and, if revenues should fail to meet expectations, this could cause expenses to be disproportionately high. Accordingly, a decline in near term revenues could have a material adverse effect on the Company's operating results. The Company's operating results may also fluctuate significantly as a result of a number of other factors, including the capital spending patterns of the Company's customers, general economic and political conditions, the timing of domestic and international orders, increased competition, variations in the mix of the Company's sales and announcements of new products by the Company or its competitors. During 1997, the Company generally experienced a trend toward higher order receipts toward the end of each quarter, resulting in a higher percentage of revenue shipments during the last month of a quarter. The Company's ability to forecast achievement of market and internal expectations of quarterly revenue levels and operating results is delayed and becomes more difficult when orders are placed later in the quarter. It is anticipated this trend will continue into the near future. If so, there is more risk that the Company may not attain quarterly revenue objectives, and, therefore, could have a material adverse effect on the Company's operating results.

         Failure to achieve periodic revenue, earnings and other operating and financial results as forecasted or anticipated by brokerage firms or industry analysts could result in an immediate and adverse effect on the market price of the Company's Common Stock. The Company may not discover, or be able to confirm, revenue or earnings shortfalls until the end of a quarter, which could result in a greater immediate and adverse effect on the Company's stock price.

         The products offered by the Company may be considered to be capital purchases by certain customers or prospective customers. Capital purchases are often considered discretionary and, therefore, are canceled or delayed if the customer experiences a downturn in its business or prospects or as a result of economic conditions in general. Any such cancellation or delay could adversely affect the Company's operating results.

         The market for the Company's existing and planned new products is highly competitive, and the Company expects competition to increase in the future. The Company competes with an array of established and emerging computer, communications, intelligent network wiring, network management and test instrument companies. Some of the Company's competitors have greater name recognition, more extensive engineering, manufacturing and marketing capabilities, and significantly greater financial, technological and personnel resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future with existing or new competitors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wandel & Goltermann Technologies, Inc.:

         We have audited the accompanying consolidated balance sheets of Wandel & Goltermann Technologies, Inc. (a North Carolina corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wandel & Goltermann Technologies, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



                                                    /s/ Arthur Andersen LLP
Raleigh, North Carolina,
October 31, 1997.

WANDEL & GOLTERMANN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------
                                                                         SEPTEMBER 30,
                                                                    --------------------
                                                                       1997       1996
                                                                    ---------------------

ASSETS
Current Assets:
   Cash and cash equivalents                                        $13,329      $10,286
   Accounts receivable-
      Nonaffiliates                                                   7,038        8,148
      Affiliates                                                      3,964        5,068
   Income tax receivable                                              1,367          720
   Inventories                                                        5,596        4,695
   Deferred tax assets                                                1,448        1,079
   Other current assets                                                 927          349
                                                                   ----------   ----------
        Total current assets                                         33,669       30,345
                                                                   ----------   ----------
Property and Equipment, at cost:
   Machinery and equipment                                            4,614        4,401
   Furniture and fixtures                                             5,993        5,186
                                                                   ----------   ----------
                                                                     10,607        9,587
   Accumulated depreciation                                          (7,721)      (6,323)
                                                                   ----------   ----------
                                                                      2,886        3,264
                                                                   ----------   ----------
Other assets                                                            737          689
                                                                   ----------   ---------

                                                                    $37,292      $34,298
                                                                   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable-
      Nonaffiliates                                                $  1,530      $ 1,327
      Affiliates                                                      1,789          950
   Accrued compensation                                               1,467        1,855
   Other accrued liabilities                                          1,847        1,344
                                                                   ----------   ----------
         Total current liabilities                                    6,633        5,476
                                                                   ----------   ----------
Shareholders' Equity:
   Preferred stock, $0.01 par value, 2,000,000 shares authorized;
      no shares issued and outstanding                                   --           --
   Common stock, $0.01 par value, 50,000,000 shares
      authorized; shares issued and outstanding - 5,261,022 at
      September 30, 1997 and 5,169,052 at September 30, 1996             53           52
   Additional paid-in capital                                        26,468       25,056
   Retained earnings                                                  4,138        3,714
                                                                   ----------   ----------
                                                                     30,659       28,822
                                                                   ----------   ----------

                                                                    $37,292      $34,298
                                                                   ==========   ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

WANDEL & GOLTERMANN TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
  -----------------------------------------------------------------------------

                                                  YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------

                                                1997          1996       1995
                                            -----------    ----------  ---------

Revenues:
   Nonaffiliates                               $29,001       $33,186    $23,658
   Affiliates                                   25,454        25,900     21,604
                                            -----------   ----------  ---------

      Total revenues                            54,455        59,086     45,262
Cost of revenues                                24,381        23,234     16,576
                                            -----------    ----------  ---------

      Gross profit                              30,074        35,852     28,686
Selling, general and administrative expenses    19,360        18,934     15,872
Product development expenses                    10,712         9,804     10,469
Restructuring charges                               --            --      1,279
                                            -----------    ----------  ---------
      Operating income                               2         7,114      1,066
Interest income                                    639           350        313
Foreign currency losses                           (217)         (104)      (245)
                                            -----------    ----------  ---------
      Income before taxes                          424         7,360      1,134
Provision for income taxes                          --         2,208         98
                                            -----------    ----------  ---------
 Net income                                    $   424      $  5,152    $ 1,036
                                            ===========    ==========  =========



Earnings per share:                            $  0.08      $   0.98    $  0.20

Weighted average number of common
          shares outstanding                     5,359         5,231      5,245


                   The accompanying notes are an integral part of these consolidated financial statements.

WANDEL & GOLTERMANN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

  (DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
                                                                                           RETAINED
                                                   COMMON STOCK          ADDITIONAL        EARNINGS
                                              -------------------------   PAID-IN        (ACCUMULATED
                                                SHARES        AMOUNT       CAPITAL          DEFICIT)         TOTAL
                                              -------------  ----------  --------------  ----------------  ----------


 Balance, September 30, 1994                    5,195,000        $ 52          $25,535          $ (2,474)     $23,113

  Issuance of common stock, net of
     expenses of $9                                23,430          --              205                --          205

  Net income                                           --          --               --             1,036        1,036
                                              -------------  ----------  --------------  ----------------  ----------
Balance, September 30, 1995                     5,218,430          52           25,740            (1,438)      24,354

  Repurchase of common stock                     (100,000)         (1)          (1,286)               --       (1,287)

  Issuance of common stock                         50,622           1              602                --          603

  Net income                                           --          --               --             5,152        5,152
                                              -------------  ----------  --------------  ----------------  ----------
Balance, September 30, 1996                     5,169,052          52           25,056             3,714       28,822

  Issuance of common stock                         91,970           1            1,412                --        1,413

  Net income                                           --          --               --               424          424
                                              -------------  ----------  --------------  ----------------  ----------
Balance, September 30, 1997                     5,261,022        $ 53          $26,468           $ 4,138      $30,659
                                              =============  ==========  ==============  ================  ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

WANDEL & GOLTERMANN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

  (IN THOUSANDS)
    -------------------------------------------------------------------------------------
                                                               YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------------
                                                          1997          1996        1995
                                                      -----------    ----------   ---------

Cash flows from operating activities:
   Net income                                            $    424    $  5,152    $  1,036
   Adjustments to reconcile net income to net cash
     provided by operating activities-
      Depreciation and amortization                         1,766       1,957       1,933
      Deferred tax asset                                     (369)        867        (289)
      (Increase) decrease in accounts receivable -
          Nonaffiliates                                     1,110      (2,770)       (581)
          Affiliates                                        1,104      (1,134)        795
      (Increase) decrease in income tax receivable           (647)        744      (1,464)
      (Increase) decrease in inventories                     (901)      1,921         325
      Increase (decrease) in accounts payable-
          Nonaffiliates                                       203        (252)       (161)
          Affiliates                                          839         692          10
      Increase (decrease) in other current liabilities        115          46         (18)
   Other, net                                                (564)        119          69
                                                         --------    --------    --------
         Net cash provided by operating activities          3,080       7,342       1,655
                                                         --------    --------    --------

Cash flows from investing activities:
   Purchases of marketable securities                     (76,160)    (23,560)    (21,500)
   Proceeds from the sale of marketable securities         76,160      23,560      21,500
   Acquisitions of property and equipment                  (1,144)     (1,285)     (2,985)
   Acquisitions of intangible assets                         (306)       (461)       (289)
                                                         --------    --------    --------
         Net cash used in investing activities             (1,450)     (1,746)     (3,274)
                                                         --------    --------    --------

Cash flows from financing activities:
   Repurchase of common stock                                --        (1,287)        --
   Proceeds from issuance of common stock                   1,413         603         205
   Notes receivable from affiliates                          --          --            38
   Other, net                                                --          --           126

                                                         --------    --------    --------
         Net cash provided by (used in)
               financing activities                         1,413        (684)        369
                                                         --------    --------    --------

Increase (decrease) in cash and cash equivalents            3,043       4,912      (1,250)

Cash and cash equivalents, beginning of year               10,286       5,374       6,624

                                                         --------    --------    --------
Cash and cash equivalents, end of year                   $ 13,329    $ 10,286    $  5,374
                                                         ========    ========    ========

Other cash flow information:
         Income taxes paid                               $    950    $  1,342    $  2,345


                   The accompanying notes are an integral part of these consolidated financial statements.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. OPERATIONS

         Wandel & Goltermann Technologies, Inc. (the "Company") develops, manufactures, markets and supports test, measurement, diagnostic and monitoring products for local and wide area networks. The Company offers a full spectrum of network analysis solutions including the Domino and DA-3x product families for network operators, service providers, developers and labs around the world. The Company also markets specialized test, measurement and monitoring instruments primarily for use by operators of telecommunication and data transmission systems.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Wandel & Goltermann Technologies, Inc. and its wholly-owned subsidiaries after elimination of intercompany accounts and transactions.

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

MAJOR CUSTOMERS, CONCENTRATION OF CREDIT RISK AND EXPORT SALES

         Sales to affiliates accounted for approximately 47% of total revenues in 1997, 44% in 1996 and 48% in 1995. The Company had accounts receivable from affiliates of $3,964,000 at September 30, 1997, and $5,068,000 at September 30, 1996. Management believes that all amounts due from affiliates are fully collectible. No nonaffiliated customer accounted for 10% or more of total revenues in 1997, 1996 or 1995. In the normal course of business, the Company extends credit to various nonaffiliated companies, primarily developers and manufacturers of network systems in the United States. The Company manages its exposure to credit risk from nonaffiliated customers through credit approval and monitoring procedures. Further, the Company believes that its portfolio of receivables from nonaffiliated customers is well diversified and that the allowance for doubtful accounts ($135,000 at September 30, 1997 and $125,000 at September 30, 1996) is adequate. Accounts receivable are not collateralized.

         The Company had export sales, through affiliates, to end users in the following geographic regions (in thousands):

                                       YEAR ENDED SEPTEMBER 30,
                                  --------------------------------
                                      1997        1996        1995
                                  --------     -------     -------
    Europe                         $13,828     $14,960     $13,029
    Pacific Rim                      6,362       7,010       4,582
    Central and South America        2,310       1,049         959
    Canada                           1,708       1,995       1,560
    Other                              148         320         213
                                  --------     -------     -------
                                   $24,356     $25,334     $20,343
                                  ========     =======     =======

MARKETABLE SECURITIES

         As part of the Company's cash management program, the Company invests in highly liquid preferred stock and municipal bonds. The interest and dividend rates on these securities are reset on a frequent basis. Under Statement of Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", these securities are classified as "available-for-sale securities." The Company did not hold any such securities at September 30, 1997 or 1996.

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

INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. As of September 30, inventories consist of (in thousands):

                   1997    1996
                 -------  -------

Raw materials     $1,202   $1,473
Work in process      933      760
Finished goods     3,461    2,462
                  ------   ------
                  $5,596   $4,695
                  ======   ======

PROPERTY AND EQUIPMENT

         Property and equipment is stated at original cost. Depreciation is calculated using primarily accelerated methods. Machinery and equipment are depreciated over three to ten years. Furniture and fixtures are depreciated over five to seven years.

OTHER ASSETS

         Other assets consist primarily of purchased software ($517,000 at September 30, 1997 and $453,000 at September 30, 1996) used in the administrative operations of the Company or resold or used in conjunction with the Company's products. Such software is being amortized over three to five years.

OTHER ACCRUED LIABILITIES

         As of September 30, other accrued liabilities consist of the following (in thousands):

                     1997     1996
                   -------   ------

Deferred revenues   $  687   $  485
Warranty reserve       410      300
Other                  750      559
                    ------   ------
                    $1,847   $1,344
                    ======   ======

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

         From time to time, the Company has sought to reduce its exposure to increases in the U.S. dollar relative to the DM by purchasing forward foreign currency exchange contracts and collars relating to cash and accounts receivable denominated in DMs. In addition, the Company purchases foreign currency exchange contracts and collars relating to some of its future anticipated sales in DMs. As of September 30, 1997, the Company has one outstanding forward currency exchange rate contract to exchange DM 1,000,000 for U.S. dollars at a rate of
1.6647 on December 22, 1997. In addition, the Company has entered into one forward currency exchange rate collar maturing December 22, 1997 to limit its exposure on DM 1,000,000 to fluctuations of the U.S. dollar relative to the DM within a range of 1.6294 to 1.7100. Any foreign currency exchange collars or any contracts are revalued at each balance sheet date at the then current exchange rate, and any unrealized gain or loss is recognized in the consolidated statement of income.

PRODUCT DEVELOPMENT EXPENSES

         The Company anticipates capitalizing eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. Through September 30, 1997, such capitalizable costs were insignificant and, thus, the Company has charged all software development costs to product development expenses in the accompanying consolidated statements of income.

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

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") which is required to be adopted by the Company in its first quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share ("EPS") and to restate EPS amounts for all prior periods. SFAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement. The Company does not expect the effect of adopting SFAS 128 to have a material impact on EPS.

3. TRANSACTIONS WITH AFFILIATES

         Prior to the Company's initial public offering in April 1994, the Company was a wholly-owned subsidiary of Wandel & Goltermann Management Holding GmbH ("WGG"). At September 30, 1997, WGG owns 3,285,600 shares of the Company's Common Stock. The Company has engaged in various types of transactions with WGG and affiliates of WGG (collectively "affiliates") as follows (in thousands):


                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                             ------------------------------------------
                                                                                   1997          1996             1995
                                                                             -----------   -----------   --------------

Revenues from affiliates                                                        $25,454       $25,900          $21,604
Product purchases from affiliates                                                 9,365         7,207            7,898
Trademark license fees paid to affiliates and sales, product development
   and administration support services provided to the Company by affiliates      1,361         1,570            1,167
Rent and reimbursement of employee costs paid to affiliates for
   international marketing offices                                                  447           712              750
Product service fees paid to affiliates for items sold in the U.S. and
   shipped to international customer locations                                      148           245              127
Commissions paid to an affiliate for services to Latin American customers           316           193               22
Administrative and other fees received from affiliates for services
  provided by the Company                                                           371            91               59
Interest income to the Company                                                       28            11               35

         In addition see Note 6 for lease commitments to an affiliate.

         Certain of the above expenses have been allocated to the Company by affiliates. The Company believes such allocation methods are reasonable and would not be materially different from what the expenses would have been on a stand-alone basis.

         At September 30, 1997, the Company has a note receivable from WGG in the amount of $8,500,000 secured by a guarantee from a German bank. The note is a short-term investment with an original maturity of less than three months. As a result, the note is classified as a cash equivalent at September 30, 1997. The note was collected in full in October 1997.

4.  BANK LINE OF CREDIT

         In March 1995, the Company entered into a $5,000,000 unsecured line of credit facility with a U.S. bank. There were no amounts outstanding under this facility during 1997 and 1996. The line, if used, is payable on January 30, 2000 and bears interest at the lower of the bank's prime rate minus .50% or LIBOR plus 1.25%. Under the terms of the facility, the Company has agreed to certain financial covenants, including the maintenance of stipulated amounts of quick working capital and tangible net worth. As of September 30, 1997, the Company was in compliance with these financial covenants.

5. INCOME TAXES

         The provision for income taxes from continuing operations includes the following components (in thousands):

                                YEAR ENDED SEPTEMBER 30,
                            -------------------------------
                                1997       1996       1995
                             -------    -------    -------
Current tax provision:
   Federal                   $  (123)   $ 1,100    $   337
   State                          73        241         50
                             -------    -------    -------
                                 (50)     1,341        387
                             -------    -------    -------
Deferred tax provision:
   Federal                        57        780       (233)
   State                          (7)        87        (56)
                             -------     ------    -------
                                  50        867       (289)
                             -------    -------    -------
Provision for income taxes   $    --    $ 2,208    $    98
                             =======    =======    =======

         As of September 30, 1997 and 1996, the components of the Company's net deferred tax assets are as follows (in thousands):

                                                    SEPTEMBER 30,
                                                   ---------------
                                                     1997     1996
                                                    ------   ------
Inventory reserves                                  $  578   $  428
Accrued expenses                                       571      452
Deferred revenues                                      268      189
Other                                                   31       10
                                                   -------   ------
                  Total deferred tax assets         $1,448   $1,079
                                                    ======   ======

         Realization of the deferred tax asset of $1,448,000 as of September 30, 1997 is dependent on generating sufficient taxable income to offset future deduction of the related items. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

         The reconciliation of income tax computed at the U.S. federal statutory income tax rate to income tax expense is:

                                                  YEAR ENDED SEPTEMBER 30,
                                             --------------------------------
                                                  1997       1996       1995
                                             ---------- ----------   --------
 Tax at U.S. statutory rate                       34.0%      34.0%      34.0%
 State income taxes, net of federal benefit       17.2        4.5          --
 Research and development tax credits            (23.6)      (2.8)     (22.0)
 Foreign sales corporation                       (37.5)      (4.5)      (2.2)
 Other, net                                        9.9       (1.2       (1.1)
                                             ---------- ----------  ---------
                                                    --%      30.0%       8.7%
                                             ========== ===========  ========

6. COMMITMENTS

         The Company leases certain facilities under operating leases. The corporate offices and manufacturing facilities of the Company are leased from a partnership, the majority of which is owned by a beneficial shareholder of WGG. Under these leases, which expire on September 30, 2005 and 2010, annual rent of $1,127,000 (effective October 1, 1997) is payable in monthly installments. The annual rent is adjusted each October 1 for changes in the consumer price index. The aggregate future rental obligations disclosed below assume the 1998 rental amount will not change for the duration of the lease. Rent expense under all leases was approximately $1,221,000 in 1997, $1,153,000 in 1996 and $939,000 in 1995.

         Aggregate rental obligations for future fiscal years under leases having remaining terms of one year or more, including the leases for the corporate offices and manufacturing facility, at September 30, 1997, are as follows (in thousands):

                           1998              $  1,250
                           1999                 1,191
                           2000                 1,170
                           2001                 1,168
                           2002                 1,163
                           Thereafter           6,396
                                             --------
                                              $12,338
                                             ========

7. EMPLOYEE SAVINGS PLAN

         The Company has a defined contribution 401(k) plan that covers substantially all employees. The plan provides for the Company to match voluntary employee contributions. In 1997, the matching rate was 75% of the employee contribution up to 6% of annual compensation. Such matching rate can be changed at the Company's discretion. All contributions by the Company are funded currently and vest over five years. All employee contributions are fully vested. Total expenses related to this plan were $512,000 in 1997, $445,000 in 1996 and $436,000 in 1995.

8. COMMON STOCK

SHARE REPURCHASE PROGRAM

         In November 1995, the Company's Board of Directors authorized the Company to repurchase up to 200,000 shares of its Common Stock on the open market to satisfy commitments under its stock option and stock purchase plans. As of September 30, 1997, the Company has repurchased 100,000 shares at an aggregate cost of $1,287,000.

OMNIBUS STOCK PLAN

         The Company has a stock plan (the "Omnibus Stock Plan") which provides for the grant to selected employees and directors of incentive and non-qualified options, stock appreciation rights, restricted stock, performance awards and other stock-based awards. The purchase price for stock subject to these options shall be no less than the fair market value of the common stock at the date of the grant. The options outstanding under this plan vest over periods ranging up to five years and expire over periods ranging up to ten years. In February 1997, the shareholders approved an increase of shares reserved for issuance under the Omnibus Stock Plan from 775,000 to 1,175,000.

OUTSIDE DIRECTORS' STOCK OPTION PLAN

         In January 1994, the Company adopted an Outside Directors' Stock Option Plan and reserved 25,000 shares of the Company's Common Stock for issuance under the plan. Under the plan, each outside director joining the Company's Board of Directors will automatically be granted options to purchase 2,000 shares. All options will be granted with an exercise price equal to the fair market value of the Company's Common Stock at the date of the grant. The options outstanding under this plan vest over three years and expire in 10 years.

         The following table summarizes the activity under the Omnibus Stock Plan and the Outside Directors' Stock Option Plan and related information for the years ended September 30:

                                               1997                         1996                        1995
                                    ---------------------------  ---------------------------  --------------------------
                                                      WEIGHTED                     WEIGHTED                    WEIGHTED
                                                       AVERAGE                      AVERAGE                     AVERAGE
                                         OPTIONS         PRICE        OPTIONS         PRICE       OPTIONS         PRICE
                                    -------------  ------------  ------------- -------------  ------------  ------------

Outstanding- beginning
   of year                               636,300        $12.77        188,600        $12.56       109,000        $10.03
Granted                                  558,600         16.33        521,900         12.72        97,000         15.14
Exercised                                (64,299)        11.61        (22,990)        10.73        (9,900)        10.00
Canceled                                (338,625)        18.29        (51,210)        12.35        (7,500)        12.42
                                       ----------                    ---------                  ----------
Outstanding- end of year                 791,976         13.02        636,300         12.77       188,600         12.56
                                       ==========                    =========                  ==========

Exercisable- end of year                 116,787        $12.52         36,173        $12.28        27,945        $10.41



                                         OPTIONS
                                       OUTSTANDING                                            OPTIONS EXERCISABLE
                   --------------------------------------------------------------  --------------------------------------
                                  NUMBER     WEIGHTED AVERAGE           WEIGHTED                  NUMBER        WEIGHTED
     RANGE OF             OUTSTANDING AT            REMAINING            AVERAGE          OUTSTANDING AT         AVERAGE
 EXERCISE PRICES     SEPTEMBER 30, 1997,     CONTRACTUAL LIFE     EXERCISE PRICE      SEPTEMBER 30, 1997  EXERCISE PRICE
----------------   ----------------------   -----------------     --------------    --------------------  --------------

  $  9.25 to 11.50               198,291                 7.87            $  9.72                  49,645         $  9.79
    11.51 to 14.25               138,775                 9.32              12.94                   9,900           14.00
    14.26 to 14.35               373,250                 9.33              14.31                  36,980           14.31
    14.36 to 21.94                81,660                 7.66              15.24                  20,262           15.19

EMPLOYEE STOCK PURCHASE PLAN

         The Company has an Employee Stock Purchase Plan under which employees may authorize payroll deductions of up to 6% of their base compensation to purchase Common Stock at a price equal to 85% of the lower of the fair market value of the Common Stock at the beginning or the end of each offering period. In February 1997, the shareholders approved an increase of shares reserved for issuance under the Employee Stock Purchase Plan from 100,000 to 200,000. The Company issued 27,670 shares at a price of $9.08 per share in fiscal 1997, 27,632 shares at a price of $9.08 in fiscal 1996 and 13,530 shares at a price of $8.50 in fiscal 1995. Under the current offering, which expires December 31, 1997, the offering price at the beginning of the offering period was $25.19.

Common Stock reserved for future issuance:


         Omnibus Stock Plan                                     301,835
         Outside Directors' Stock Option Plan                     9,000
         Employee Stock Purchase Plan                           131,168
                                                          ---------------
                                                                442,003
                                                          ===============

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), in 1997. Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair value based method or continue measuring compensation expense for these plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (APB 25) and related interpretations. The Company has elected to continue to apply APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option and employee stock purchase plans been determined based on the fair value at the grant dates for awards under the plans, consistent with the alternative set forth under SFAS 123, the Company's proforma net income (loss) and net income
(loss) per share would have been as follows (in thousands, except per share amounts):

                                              YEAR ENDED SEPTEMBER 30,
                                            -------------------------------
                                                  1997                1996
                                            -----------         -----------
              Net income (loss)
                   As reported                   $ 424             $ 5,152
                   Pro forma                      (384)              4,780

              Net income (loss) per share
                   As reported                   $0.08            $   0.98
                   Pro forma                     (0.07)           $   0.93


         The fair value of each stock option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1997 and 1996: risk-free interest rates in the range of 4.86% to 6.73%; dividend yields of zero; an expected volatility factor of the market price of the Company's Common Stock of 0.60; and an expected life of the option of 1 year after vest date. The weighted-average estimated fair value of options granted during fiscal 1997 and 1996 was $6.84 and $6.35 per share, respectively. The fair value of the employees' purchase rights is also estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1997 and 1996: risk-free interest rates in the range of 4.86% to 5.64%; dividend yields of zero; an expected volatility factor of the market price of the Company's stock of 0.60; and an expected life of 1 year. The weighted-average estimated fair value of shares issued under the Employee Stock Purchase Plan for fiscal years 1997 and 1996 was $10.93 and $3.91, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Board of Directors consists of seven directors. Directors are elected annually and serve until the next Annual Meeting of Shareholders and their successors are elected and qualified.

         The following table provides certain information with respect to the Company's directors.


                                                                                       DIRECTOR
NAME                                  POSITION WITH THE COMPANY                AGE      SINCE
-----------------------    -------------------------------------------------  -------  --------

Albrecht L. Wandel         Chairman of the Board of Directors                   53      1992
Richard E. Pospisil        Vice Chairman of the Board of Directors              66      1994
Gerry Chastelet            Director, President and Chief Executive Officer      50      1995
Rolf Schmid                Director                                             62      1994
Joachim Simmross           Director                                             56      1997
Sidney Topol               Director                                             72      1994
Peter Wagner               Director                                             44      1995


         ALBRECHT L. WANDEL has served as a director of the Company since 1992 and was named Chairman of the Board of Directors in February 1997. Since 1974, Mr. Wandel has served as a Managing Director, and, since 1990, he has served as President and Chief Executive Officer of WGG. Mr. Wandel is a citizen and resident of the Federal Republic of Germany.

         RICHARD E. POSPISIL has served as a director of the Company since May 1994 and was named Vice Chairman in September 1995. Mr. Pospisil also served as Acting Chief Executive Officer of the Company from September to November 1995. Mr. Pospisil was the President and Chief Executive Officer of OASys Group, Inc. a developer of networking software, from 1996 to 1997. He served as President and Chief Executive Officer of On Stream Networks, Inc., a developer and manufacturer of switching and network equipment, from 1990 to 1994. Mr. Pospisil is currently a director of Knowledge Revolution, Inc.

         GERRY CHASTELET was elected as a director of the Company and was named President and Chief Executive Officer in December 1995. From 1993 to 1995, he served as Vice President Sales, Marketing and Service-Americas and Asia Pacific for Network Systems Corporation. From 1989 to 1993, he was Vice President Sales, Marketing and Service for Gandalf Systems Corporation.

         ROLF SCHMID has served as a director of the Company since January 1994. Mr. Schmid has served as Chief Financial Officer of WGG since 1985 and has also served as Managing Director-Finance since 1990. He is a citizen and resident of the Federal Republic of Germany.

         JOACHIM SIMMROSS has served as a director of the Company since February 1997. Mr. Simmross has served as a director of Hannover Finanz GmbH since 1984 and has served as a member of the Advisory Board of WGG since 1995. Hannover Finanz owns a material interest in WGG. Mr. Simmross is a citizen and resident of the Federal Republic of Germany.

         SIDNEY TOPOL has served as a director of the Company since May 1994. Mr. Topol was the Chairman of the Board of Scientific-Atlanta, Inc. from 1978 to 1990 and Chief Executive Officer from 1975 to 1987. Since 1990, he has been President of Topol Group, Inc., a consulting and investment firm. Mr. Topol is a director of Alpha Industries, Inc., Prime Star Partners and the Public Broadcasting System.

         PETER WAGNER has served as a director of the company since July 1995. Mr. Wagner has served as Executive Vice President, Chief Operating Officer and Managing Director of WGG since March 1995. From 1990 to 1995, he was General Manager of the Line Transmission Systems Division of Alcatel. Mr. Wagner is a citizen and resident of the Federal Republic of Germany.

EXECUTIVE OFFICERS
         The executive officers of the Company and their respective ages and positions as of December 1, 1997, are as follows:

NAME                    AGE    POSITION
Gerry Chastelet         50     President and Chief Executive Officer
Richard L. Popp         59     Senior Vice President and Chief Operating Officer
E. Jay Bowers           65     Vice President-Product Development
John T. Goehrke         40     Vice President -Marketing
Robert D. Hockman       44     Vice President-Core Technology Engineering
                                    and Business Development
James K. Kiefer         48     Vice President-Customer Support Services
Adelbert Kuthe          55     Vice President-Finance and Secretary
Daniel I. Hunt          33     Assistant Secretary and Controller
Matthew W. Weitz        37     Personnel Director

         RICHARD L. POPP joined the Company in April 1997 as Senior Vice President and Chief Operating Officer. From 1993 until he joined the Company, Mr. Popp was the Executive Vice President, Operations of Broadband Technologies, Inc., a switched digital full service access provider selling to the Regional Bell Operating Companies and international PTTs.

         E. JAY BOWERS joined the Company in September 1996 as Vice President-Product Development. From 1991 until he joined the Company, Mr. Bowers was General Manager of the Advanced Software Construction Center for the Operation System Software Division of Lucent Technologies.

         JOHN T. GOEHRKE joined the Company in July 1996 as Vice
President-Marketing. From 1993 to 1996, Mr. Goehrke worked for Memorex Telex Corporation, serving as Vice President of Strategic Marketing in his latest role. From 1988 to 1993 he worked for Data Switch Corporation in various marketing and sales management positions.

         ROBERT D. HOCKMAN joined the Company in 1988 as Lead Software Engineer for Digital Data Products. He assumed the position of Vice President-Core Technology Engineering in 1996 and was named Vice President-Core Technology and Business Development in 1997. Mr. Hockman served as Vice President-Marketing from 1993 to 1996 and as Director of Product Marketing from 1991 to 1993.

         JAMES K. KIEFER joined the Company in March 1996 as Vice President-Customer Support Services. From 1995 to 1996, Mr. Kiefer was Director of the Central Support Organization of Network Systems Corporation where he was responsible for that company's worldwide customer service business. From 1994 to 1995, Mr. Kiefer served as Director of Customer Service for Network Systems Corporation's North American operations. From 1992 to 1994, Mr.
Kiefer was Senior Product Manager-Professional Services for ATT Paradyne.

         ADELBERT KUTHE joined the Company in 1979. Mr. Kuthe was named Vice President-Finance of the Company in 1981. He has served as Secretary of the Company since 1991.

         DANIEL I. HUNT joined the Company in 1993 as Controller and was named Assistant Secretary in 1995. From 1991 to 1993, he was a manager in the Audit and Business Advisory practice of Arthur Andersen LLP.

         MATTHEW W. WEITZ joined the Company in 1984 serving in various personnel administration positions until he was named to his current position in 1991.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than ten percent of the Common Stock to file initial reports of ownership and reports of changes in ownership of the Common Stock with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on its review of the copies of such reports received by the Company, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with, except that WGG was late in reporting acquisition transactions in which it had a direct interest.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the compensation for each of the last three fiscal years of the Company's President and Chief Executive Officer and the Company's four other most highly compensated executive officers (the "Named Executive Officers") during the year or employed at September 30:

                           SUMMARY COMPENSATION TABLE


                                                                                  LONG-TERM
NAME AND PRINCIPAL POSITION                   ANNUAL COMPENSATION               COMPENSATION
------------------------------------- -------------------------------------  --------------------
                                                                                    AWARDS
                                                                                  NUMBER OF
                                                                                  SECURITIES           ALL OTHER
                                                                                  UNDERLYING          COMPENSATION
                                         YEAR    SALARY ($)       BONUS ($)      OPTIONS (#)             ($)(1)
                                       ------- -------------   -------------  -------------------  -------------------

Gerry Chastelet                          1997      $230,000       $      --         25,000              $12,475
     President and                       1996       174,462         137,142         90,000                3,775
     Chief Executive Officer             1995            --              --            --                    --


John T. Goehrke                          1997       155,000          70,000          6,000                7,655
     Vice President - Marketing          1996        32,192          30,686         35,500                   --
                                         1995            --              --             --                   --

E. Jay Bowers                            1997       139,000              --          6,000                8,581
     Vice President - Product            1996        10,385          27,129         30,500                   --
     Development                         1995            --              --             --                   --

Adelbert Kuthe                           1997       123,700              --         11,000                7,555
     Vice President-Finance              1996       116,632          23,910         10,500                5,023
     and Secretary                       1995       110,552              --          5,000                7,063

Richard L. Popp                          1997        79,327          27,539         50,000                2,973
     Senior Vice President and           1996            --              --             --                   --
     Chief Operating Officer             1995            --              --             --                   --


(1) For fiscal 1997, consists of (i) matching contributions to the Company's 401(k) Plan in the amounts of $9,167, $7,125, $3,037, $5,778 and $1,713, for each Named Executive Officer; and (ii) life insurance premiums in the amounts of $3,308, $530, $5,544, $1,777 and $1,260, respectively, paid on behalf of each Named Executive Officer.

STOCK OPTIONS GRANTED DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

         The following table provides certain information concerning grants of options to purchase shares of Common Stock made during the fiscal year ended September 30, 1997 to the Named Executive Officers. All grants were made under the Omnibus Stock Plan.


                                         OPTION GRANTS IN LAST FISCAL YEAR

                                  INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------  --------------------------------
                           NUMBER OF   % OF TOTAL
                          SECURITIES     OPTIONS                                      POTENTIAL REALIZABLE VALUE AT
                          UNDERLYING    GRANTED TO                                     ASSUMED ANNUAL RATES OF STOCK
                            OPTIONS    EMPLOYEES IN                                    PRICE APPRECIATION FOR OPTION
                          GRANTED (#)     FISCAL     EXERCISE   EXPIRATION                   TERM
         NAME                 (1)        YEAR (2)  PRICE ($/SH)   DATE                   5% ($)(3)        10% ($)(4)
 -----------------------  --------      ------        -------    --------              -------------   ----------------

Gerry Chastelet            25,000        4.5 %       $20.25     11/15/06                  $318,378          $806,832
John T. Goehrke             6,000        1.1          20.25     11/15/06                    76,411           193,640
E. Jay Bowers               6,000        1.1          20.25     11/15/06                    76,411           193,640
Adelbert Kuthe             11,000        2.0          20.25     11/15/06                   140,086           355,006
Richard L. Popp            50,000        9.0          11.75       4/7/07                   369,476           936,324


(1) All of the above options are subject to the terms of the Company's Omnibus Stock Plan (the "Omnibus Plan"). The options granted under the Omnibus Plan to each officer with the exception of Mr. Popp vest and become exercisable 12.5% six months after the grant date and the remainder in equal monthly increments over the following forty two (42) months. Mr. Popp's options vest and become exercisable 25% on the first anniversary of the grant and the remainder in equal monthly increments over the following three year period.

(2) All options were granted at an exercise price equal to the fair market values of the Company's Common Stock.

(3) Potential realizable values are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. No gain to an optionee is possible without an increase in stock price, which will benefit all shareholders commensurably. A zero percent gain in stock price will result in zero dollars for the optionee. Actual realizable values, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the optionholders' continued employment through the vesting period.


OPTION EXERCISES AND YEAR-END VALUES FOR FISCAL YEAR ENDED SEPTEMBER 30, 1997

         The following table provides certain information concerning the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such officers' unexercised options at September 30, 1997.

                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                 FISCAL YEAR-END OPTION VALUES


                  SHARES         VALUE     NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
               ACQUIRED ON     REALIZED     UNEXERCISED OPTIONS AT FISCAL         IN-THE-MONEY OPTIONS AT
               EXERCISE (#)       ($)                YEAR-END (#)                 FISCAL YEAR-END ($)(1)
               --------------  ----------  ---------------------------------   ------------------------------
                                            EXERCISABLE      UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
                                           ---------------  ----------------   -------------  ---------------

Gerry Chastelet   6,000       $116,520         24,000           85,000               $4,180           $9,880
John T. Goehrke      --             --          7,100           34,400                   --               --
E. Jay Bowers        --             --          6,100           30,400                   --               --
Adelbert Kuthe    6,000         78,120          4,100           26,400                  690            2,760
Richard L. Popp      --             --             --           50,000                   --               --


(1) The value of the unexercised in-the-money options is based on the closing sales price of the Common Stock on September 30, 1997 of $9.94 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Common Stock as of December 1, 1997 by: (i) each person known to the Company to beneficially own more than 5% of the Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated in the footnotes to the table, each shareholder named has sole voting and investment power with respect to such shareholder's shares.



                                                     AMOUNT AND NATURE OF         PERCENTAGE OF
NAME                                                 BENEFICIAL OWNERSHIP         COMMON STOCK
-------------------------------------------------    --------------------        --------------

Wandel & Goltermann Management Holding GmbH (1)        3,285,600                    62.5 %
Wellington Management (2)                                471,100                     9.0 %
Albrecht Wandel (1) (3)                                       --                      --
Richard E. Pospisil (4)                                    3,500                       *
Gerry Chastelet (5)                                       32,458                       *
Rolf Schmid (1) (3)                                           --                      --
Joachim Simmross (6)                                          --                      --
Sidney Topol (7)                                          12,467                       *
Peter Wagner (1) (3)                                          --                      --
E. Jay Bowers (8)                                          8,883                       *
John T. Goehrke (9)                                        7,850                       *
Adelbert Kuthe (10)                                        9,375                       *
Richard L. Popp                                               --                      --
All Executive Officers and Directors as a Group
   (15 persons) (11)                                      99,195                     1.9 %

---------------
*  Less than 1%

(1) The address of Wandel & Goltermann Management Holding GmbH ("WGG"), Messrs. Schmid, Wagner and Wandel is Box 1262, D-72795 Eningen u.A., Federal Republic of Germany. WGG is a German limited liability company formed in March 1995. WGG directly owns 3,285,600 shares of Common Stock. The officers of WGG are Mr. Wandel who serves as the President, Chief Executive Officer and Managing Director, Mr. Wagner who serves as the Executive Vice President, Chief Operating Officer and Managing Director, and Mr. Schmid who serves as a Managing Director. In their capacities with WGG, any two of Messrs. Wandel, Wagner and Schmid, acting together, share voting and investment power over the shares of Common Stock held directly by WGG, and, accordingly, may be deemed to share beneficial ownership of such shares. Messrs. Wandel, Wagner and Schmid disclaim individual beneficial ownership of the shares of Common Stock held directly by WGG.

(2) The address of Wellington Management is 75 State Street, 19th Floor, Boston, Massachusetts, 02109.

(3)  Excludes shares of Common Stock attributed to WGG. (See 1) above.

(4) Includes 3,500 shares that may be acquired within 60 days of December 1, 1997 upon exercise of stock options.

(5) Includes 32,458 shares that may be acquired within 60 days of December 1, 1997 upon exercise of stock options.

(6) Mr. Simmross is a director of Hannover Finanz GmbH and is a member of the Advisory Board of WGG. Hannover Finanz GmbH owns a material interest in WGG. In his positions with Hannover Finanz and WGG, Mr. Simmross does not share voting or investment power over the shares of Common Stock held directly by WGG. Mr. Simmross disclaims individual beneficial ownership of the shares of Common Stock held directly by WGG.

(7) Includes 3,500 shares that may be acquired within 60 days of December 1, 1997 upon exercise of stock options.

(8) Includes 8,833 shares that may be acquired within 60 days of December 1, 1997 upon exercise of stock options.

(9) Includes 7,850 shares that may be acquired within 60 days of December 1, 1997 upon exercise of stock options.

(10) Includes 8,475 shares that may be acquired within 60 days of December 1, 1997 upon exercise of stock options.

(11) Includes 89,325 shares that may be acquired within 60 days of December 1, 1997 upon exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A WGG affiliate (the "Processing Affiliate") provided certain order processing, billing, currency conversion and collection services to the Company. For these services, the Company pays the Processing Affiliate a quarterly fee of 1.25% of the net wholesale price of products manufactured and sold internationally by the Company and 0.7% of products sold by the Company in the United States. The Company also pays WGG a license fee of 2.25% of the net sales price of products manufactured and sold by the Company for the right to use certain WGG trademarks. The Company incurred expenses of $1,361,000 in fiscal 1997 related to these services and license fees.

         The Company sells products internationally primarily to distributors affiliated with WGG. The Company's revenues from sales to WGG affiliates were $25,454,000 in fiscal 1997. The Company also purchases products manufactured by WGG affiliates for resale in the U.S. The Company purchased $9,365,000 of products from WGG affiliates in fiscal 1997.

         The Company has marketing offices in Switzerland, Italy, Singapore and the United Kingdom which are leased from WGG affiliates and staffed by employees of several WGG affiliates. The Company paid such WGG affiliates an aggregate of $447,000 in fiscal 1997 for rent and reimbursement of employee costs associated with these offices.

         In addition, the Company leases its corporate offices and manufacturing facilities from W&G Associates, a North Carolina general partnership owned by a beneficial shareholder of WGG and certain members of his family.
The Company paid rent of $1,046,000 in fiscal 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.




                                                                                                  PAGE NUMBER(S)

   (a) (1)  FINANCIAL STATEMENTS
            Report of Independent Public Accountants                                                        16
            Consolidated Balance Sheets as of September 30, 1997 and September 30, 1996                     17
            Consolidated Statements of Income for the three years ended
               September 30, 1997                                                                           18
            Consolidated Statements of Changes in Shareholders' Equity for the
               three years ended September 30, 1997                                                         19
            Consolidated Statements of Cash Flows for the three years ended
               September 30, 1997                                                                           20
            Notes to Consolidated Financial Statements                                                      21

       (2) Financial Statement Schedules: Information required in financial statement schedules has been included in the accompanying financial statements or is in amounts not sufficient to require submission of schedules.
       (3)  See Index to Exhibits on page 30 of this Form 10-K.

   (b)        The Registrant did not file or amend any reports on Form 8-K during the last quarter of the fiscal year ended September 30,
              1997

          INDEX TO EXHIBITS


Exhibit No.          Description of Document

  3.1                  Amended and Restated Articles of Incorporation of the Company. (1)
  3.2                  Restated Bylaws of the Company.  (1)
  4.1                  Form of Common Stock Certificate. (1)
 10.1                  Order Processing Agreement effective as of October 1,
                       1993, by and between Wandel & Goltermann GmbH & Co.
                       Elektronische Messtechnik and the Company. (1)
 10.2                  Trademark Licensing Agreement effective as of February 1, 1992, as amended, by and between
                       WGG and the Company.(1)
 10.3                  Lease Agreement dated as of October 1, 1984, as amended, by and between Wandel &
                       Goltermann Associates and the Company. (1)
 10.4                  Distributor Agreement, effective as of October 1, 1993, by and between WGG and the
                       Company. (1)
 10.5                  Wandel & Goltermann Technologies, Inc. Omnibus Stock Plan. (1)(2)
 10.6                  Wandel & Goltermann Technologies, Inc. Employee Stock Purchase Plan.  (1)(2)
 10.7                  Wandel & Goltermann Technologies, Inc. Outside Directors' Stock Option Plan.  (1)(2)
 10.8                  Employment Agreement effective as of July 22, 1991, as amended October 1, 1993, between the Company and Robert B. Davidson.  (1)(2)
 10.9                  Asset Purchase Agreement dated as of September 30, 1992, by and between Wandel &
                       Goltermann GmbH & Co. Elektronische Messtechnik and the Company (sale of ATE business unit). (1)
10.10                  Amended and Restated Promissory Note dated as of January 24, 1994, by and between
                       Wandel & Goltermann GmbH & Co. Elektronische Messtechnik and the Company (sale of
                       ATE business unit to an affiliate). (1)
10.11                  Agreement of Sale effective as of April 1, 1993, by and between Wandel & Goltermann Inc.
                       and the Company (purchase of U.S. sales and service operations of an affiliate).  (1)
10.12                  Note payable dated as of January 14, 1994, to German bank for Deutsche Mark ("DM")
                       2,000,000, due April 30, 1994.  (1)









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

--------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Durham, State of North Carolina, on December 12, 1997.


                                WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                     By:  /s/         Gerry Chastelet
                                         -------------------------------------
                                                    Gerry Chastelet
                                         President and Chief Executive Officer

December 12, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/         Gerry Chastelet         President and Chief Executive                       December 12, 1997
     -----------------------------------   Officer and Director (principal
                 Gerry Chastelet         executive officer)



     /s/          Adelbert Kuthe         Vice President - Finance and Secretary              December 12, 1997
     -----------------------------------   (principal financial and accounting
                  Adelbert Kuthe         officer)



     /s/         Albrecht Wandel         Chairman                                            December 12, 1997
     -----------------------------------
                 Albrecht Wandel


     /s/         Richard Pospisil        Vice Chairman                                       December 12, 1997
     -----------------------------------
                 Richard Pospisil


     /s/           Rolf Schmid           Director                                            December 12, 1997
     -----------------------------------
                   Rolf Schmid


     /s/         Joachim Simmross        Director                                            December 12, 1997
     -----------------------------------
                 Joachim Simmross


     /s/           Sidney Topol          Director                                            December 12, 1997
     -----------------------------------
                   Sidney Topol


     /s/           Peter Wagner          Director                                            December 12, 1997
     -----------------------------------
                   Peter Wagner




WANDEL & GOLTERMANN TECHNOLOGIES, INC.
EXHIBIT 11 - SCHEDULE OF COMPUTATION OF NET INCOME PER SHARE FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 1997 (In thousands, except earnings per share)


                                                                                         1997            1996              1995
                                                                                     -----------------------------------------------


Net income used for primary and fully diluted per share amounts                       $   424          $5,152            $1,036
                                                                                      ========        ========          ========

         Primary

Weighted average number of common shares outstanding                                    5,251           5,168             5,209

Add  - Shares of Common Stock assumed issued upon exercise of options and upon purchase of shares with prepaid contributions to the Employee Stock
     Purchase Plan using the "treasury stock" method as it applies to the
     computation of primary income per share                                              108              63                36
                                                                                      --------        --------          --------

Weighted average number of shares used in calculations
     of primary income per share                                                        5,359           5,231             5,245
                                                                                      ========        ========          ========

Primary net income per common share                                                   $  0.08         $  0.98           $  0.20
                                                                                      ========        ========          ========

         Fully Diluted

Weighted average number of common shares outstanding                                    5,251           5,168             5,209

Add  - Shares of Common Stock assumed issued upon exercise of options and upon purchase of shares with prepaid contributions to the Employee Stock
     Purchase Plan using the "treasury stock" method as it applies to the
     computation of fully diluted income per share                                        108              63                29
                                                                                  -------------   -------------    ----------------

Weighted average number of shares used in calculations of fully
     diluted income per share                                                           5,359           5,231             5,238
                                                                                  =============   =============    ================

Fully diluted net income per common share                                             $  0.08         $  0.98           $  0.20
                                                                                  =============   =============    ================



                    Consent of Independent Public Accountants


         As independent public accountants, we hereby consent to the use of our reports included in or made a part of this Form 10-K.

         We also hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement (Form S-8 No. 33-81078) pertaining to the Omnibus Stock Plan, the Outside Directors' Stock Option Plan and the Employee Stock Purchase Plan of Wandel & Goltermann Technologies, Inc.




                                                     /s/ Arthur Andersen LLP


Raleigh, North Carolina
December 12, 1997