Form 10-Q
period 1997-12-31
WANDEL & GOLTERMANN TECHNOLOGIES INC
filed 1998-02-05
CIK 918381

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1997            Commission File No.  33-74564

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

North Carolina                                                        22-1867386
--------------                                                        ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

      1030 Swabia Court, Research Triangle Park, North Carolina 27709-3585
      --------------------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (919) 941-5730
                                 --------------
              (Registrant's telephone number, including area code)

Not applicable
--------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  X  ]                                                             No [   ]


As of February 3, 1998, 5,287,778 shares of the Registrant's $0.01 par value common stock were outstanding.

================================================================================

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                                INDEX - FORM 10-Q

                                December 31, 1997



PART I - FINANCIAL INFORMATION                                                      PAGE

       Consolidated Balance Sheets.....................................................3


       Consolidated Statements of Income...............................................4


       Consolidated Statements of Cash Flows...........................................5


       Notes to Consolidated Financial Statements......................................6


       Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................9


PART II - OTHER INFORMATION...........................................................14

SIGNATURE.............................................................................15

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                          December 31, 1997       September 30, 1997
                                                                          --------------------    ---------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $13,395                 $13,329
   Accounts receivable-
      Nonaffiliates                                                                   5,870                    7,038
      Affiliates                                                                      6,226                    3,964
   Income tax receivable                                                                363                    1,367
   Inventories                                                                        5,630                    5,596
   Deferred tax assets                                                                1,585                    1,448
   Other current assets                                                                 849                      927
                                                                          --------------------    ---------------------
        Total current assets                                                          33,918                  33,669
                                                                          --------------------    ---------------------
Property and equipment, at cost:
   Machinery and equipment                                                             4,667                   4,614
   Furniture and fixtures                                                              6,151                   5,993
                                                                          --------------------    ---------------------
                                                                                      10,818                  10,607
   Accumulated depreciation                                                           (8,008 )                (7,721  )
                                                                          --------------------    ---------------------
                                                                                       2,810                   2,886
                                                                          --------------------    ---------------------
Other assets                                                                             718                     737
                                                                          --------------------    ---------------------
                                                                                     $37,446                 $37,292
                                                                          ====================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable-
      Nonaffiliates                                                                  $ 1,085                $  1,530
      Affiliates                                                                       2,856                   1,789
   Accrued compensation                                                                1,412                   1,467
   Other accrued liabilities                                                           1,843                   1,847
                                                                          --------------------    ---------------------
         Total current liabilities                                                     7,196                   6,633
                                                                          --------------------    ---------------------

Shareholders' equity:
   Preferred stock, $0.01 par value, 2,000,000 shares authorized; no
     shares issued and outstanding                                                        --                      --
   Common stock, $0.01 par value 20,000,000 shares authorized;
     shares issued and outstanding-5,261,222 at December 31, 1997 and
     5,261,022 at September 30, 1997                                                      53                      53
   Additional paid-in capital                                                         26,470                  26,468
   Retained earnings                                                                   3,727                   4,138
                                                                          --------------------    ---------------------
                                                                                      30,250                  30,659
                                                                          --------------------    ---------------------
                                                                                     $37,446                 $37,292
                                                                          ====================    =====================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

      (in thousands except for per share amounts)
   ----------------------------------------------------------------------------------------------------
                                                               Three Months Ended December 31,
                                                       ------------------------------------------------
                                                              1997                       1996
                                                       --------------------     ------------------------
   Revenues:
      Nonaffiliates                                                $7,809                       $6,482
      Affiliates                                                    6,542                        8,973
                                                       --------------------     ------------------------
         Total revenues                                            14,351                       15,455
   Cost of revenues                                                 7,477                        6,112
                                                       --------------------     ------------------------
         Gross profit                                               6,874                        9,343
   Selling, general and administrative expenses                     4,998                        5,134
   Product development expenses                                     2,604                        2,450
                                                       --------------------     ------------------------
         Operating income (loss)                                     (728)                       1,759
   Interest income                                                    188                          148
   Foreign currency gains (losses)                                     26                           (7)
                                                       --------------------     ------------------------
         Income (loss) before income taxes                           (514)                       1,900
   Benefit from (provision for) income taxes                          103                         (570)
                                                       --------------------     ------------------------
   Net income (loss)                                              $  (411)                      $1,330
                                                       ====================     ========================


   Basic earnings per share                                       $ (0.08)                      $ 0.26

   Weighted average number  of common shares
         outstanding                                                5,261                        5,181
                                                       ====================     ========================

   Diluted earnings per share                                     $ (0.08)                     $  0.25

   Weighted average number  of common shares
         outstanding assuming dilution                              5,261                        5,361
                                                       ====================     ========================


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  (dollars in thousands)
  -------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended December 31,
                                                                                ------------------------------------------
                                                                                       1997                  1996
                                                                                --------------------   -------------------
  Cash flows from operating activities:
     Net income (loss)                                                                     $  (411)               $1,330
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
        Depreciation and amortization                                                          346                   411
        Deferred tax benefit                                                                  (137)                 (239)
        (Increase) decrease in accounts receivable -
            Nonaffiliates                                                                    1,168                 1,625
            Affiliates                                                                      (2,262)               (4,627)
        Decrease in income tax receivable                                                    1,004                   630
        (Increase) decrease in inventories                                                     (34)                  397
        Increase (decrease) in accounts payable-
            Nonaffiliates                                                                     (445)                   81
            Affiliates                                                                       1,067                   315
        Decrease in other current liabilities                                                  (59)                 (207)
     Other, net                                                                                 92                     8
                                                                                --------------------   -------------------
           Net cash provided by (used in) operating activities                                 329                  (276)
                                                                                --------------------   -------------------

  Cash flows from investing activities:
     Purchases of marketable securities                                                    (18,150)              (11,450)
     Proceeds from the sale of marketable securities                                        18,150                11,450
     Acquisitions of property and equipment                                                   (211)                 (323)
     Acquisition of intangible assets                                                          (54)                  (31)
                                                                                --------------------   -------------------
           Net cash used in investing activities                                              (265)                 (354)
                                                                                --------------------   -------------------

  Cash flows from financing activities:
     Repurchase of Common Stock                                                                 --                    --
     Proceeds from issuance of Common Stock, net                                                 2                   571
                                                                                --------------------   -------------------
           Net cash provided by financing activities                                             2                   571
                                                                                --------------------   -------------------
  Increase (decrease) in cash and cash equivalents                                              66                   (59)

  Cash and cash equivalents, beginning of period                                            13,329                10,286
                                                                                --------------------   -------------------
  Cash and cash equivalents, end of period                                                 $13,395               $10,227
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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position as of December 31, 1997 and the results of operations and cash flows for the three months ended December 31, 1997 and 1996. The results of operations for the quarter ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2 - Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. The components of inventories, which include materials, labor and manufacturing overhead, consist of the following (in thousands);

                                 December 31, 1997        September 30, 1997
                                -------------------      --------------------
Raw materials and supplies                 $1,611                    $1,202
Work in process                               826                       933
Finished goods                              3,193                     3,461
                                -------------------      --------------------
                                           $5,630                    $5,596
                                ===================      ====================

Note 3 - Foreign Currencies

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

From time to time, the Company has sought to reduce its exposure to increases in the U.S. dollar relative to the DM by purchasing forward foreign currency exchange contracts and collars relating to cash and accounts receivable denominated in DMs. In addition, the Company purchases foreign currency exchange contracts and collars relating to some of its future anticipated sales in DMs. As of December 31, 1997 the Company has outstanding forward currency exchange rate contracts or collars as follows:

Due Date                         Notational Amount                  Rate
------------------------     ---------------------------     ------------------
March 27, 1998                     DM 2,500,000                    1.7704
June 26, 1998                      DM 2,000,000                    1.7223

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

Note 4 - Major Customers and Consideration of Credit Risk

In the normal course of business, the Company extends credit to various nonaffiliated companies, primarily developers, manufacturers and service providers of network systems in the United States. The Company manages its exposure to credit risk from nonaffiliated customers through credit approval and monitoring procedures. The Company believes that its portfolio of receivables from nonaffiliated customers is well diversified and the allowance for doubtful accounts ($135,000 at December 31, 1997 and September 30, 1997) is adequate. Accounts receivable are not collateralized.

No nonaffiliated customer accounted for 10% or more of total revenues in the quarter ended December 31, 1997 or 1996.

Note 5 - Earnings per share

The financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share," in February 1997. The Company is required to adopt SFAS No. 128 for the quarter ended December 31, 1997. This statement establishes standards for computing and presenting earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denomination of the basic EPS computation to the numerator and denominator of the diluted EPS calculation as follows:

                                                       Quarter Ended December 31,
                                            ------------------------------------------------
                                                    1997                     1996
                                            -----------------------  -----------------------
Basic EPS Computation
     Numerator                                           $  (411)                  $1,330
     Denominator:
         Common Shares Outstanding                         5,261                    5,181
                                            -----------------------  -----------------------
     Basic EPS                                          $  (0.08)                 $  0.26
                                            -----------------------  -----------------------
Diluted EPS Computation
     Numerator                                            $ (411)                  $1,330
                                            -----------------------  -----------------------
     Denominator:
         Common Shares Outstanding                         5,261                    5,181
         Options                                              --                      171
         Employee Stock Purchase Plan                         --                        9
                                            -----------------------  -----------------------
         Total shares                                      5,261                    5,361
                                            -----------------------  -----------------------
     Diluted EPS                                        $  (0.08)                 $  0.25
                                            =======================  =======================

Note 6 - Subsequent Events

On January 9, 1998, the Company's majority shareholder, Wandel & Goltermann Management Holding GmbH ("WG Holding"), made a proposal to acquire, through a merger transaction, the approximately 38% of the Company's outstanding common stock not already owned by WG Holding for $13.00 per share in cash. The Company's Board of Directors has formed a Special Committee of its independent directors to review and consider this proposal. In addition to the receipt of the Special Committee's recommendation to proceed with the proposed merger transaction, the consummation of the transaction, as proposed, would be subject to, among other things, the negotiation of a mutually acceptable definitive merger agreement and the approval of the merger agreement by the holders of a majority of the outstanding shares of the Company's common stock. The Company anticipates that it will take several weeks for the Special Committee to complete its review and evaluation process.

In connection with WG Holding's proposal, four actions have been filed in the Superior Court of Durham County, North Carolina that allege breaches of fiduciary duty by the Company, its directors and WG Holding. The Company believes the claims made in those actions to be without merit, and the Company intends to defend itself vigorously.

On January 27, 1998, the Company announced that it had acquired privately-held Tinwald Networking Technologies, Inc. ("Tinwald"), an Ontario, Canada-based developer of software analysis tools. Under the terms of the transaction, the Company acquired all of the outstanding common stock of Tinwald for an initial payment of $5 million, plus the possibility of contingent payments for up to three years after the acquisition. The Company will account for the transaction as a purchase and will record charges for in-process research and development and related expenses in the quarter ending March 31, 1998.

Note 7 - Recently Issued Accounting Pronouncement

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition". This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997; however, early application is encouraged. The Company adopted this SOP during the quarter ended December 31, 1997. The adoption of this SOP did not have a material impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

Income Statement Highlights

(In thousands, except per share amounts)

                                                 Quarter Ended December 31,
-----------------------------------------------------------------------------------------------
                                             1997              Change                1996
                                      ------------------  -----------------   -----------------
Revenues                                    $14,351               (7%)             $15,455
Gross profit                                  6,874              (26%)               9,343
Percentage of revenues                          48%                                    60%
Operating expenses                            7,602                 --               7,584
Percentage of revenues                          53%                                    49%
Net income (loss)                              (411)            (131%)               1,330
Earnings per share                            (0.08)            (131%)                0.26

Revenues

(In thousands)
                                                 Quarter Ended December 31,
-----------------------------------------------------------------------------------------------
                                             1997              Change                1996
                                      ------------------  -----------------   -----------------
Domino                                     $ 4,529                 (12%)           $  5,148
DA-3x                                        3,183                 (55%)              7,012
Other                                        1,237                  67%                 739
                                  -----------------                       ------------------
Network analysis products                   $8,949                 (31%)            $12,899
Complementary
     telecommunications products             5,402                 111%               2,556
                                  -----------------                       ------------------
                                           $14,351                  (7%)            $15,455
                                  =================                       ==================

(In thousands)
                                                 Quarter Ended December 31,
-----------------------------------------------------------------------------------------------
                                             1997              Change                1996
                                      ------------------  -----------------   -----------------
Domestic                                  $  8,050                  20%              $6,718
International                                6,301                 (28%)              8,737
                                  -----------------                       ------------------
                                           $14,351                  (7%)            $15,455
                                  =================                       ==================


         Revenues for the quarter ended December 31, 1997 decreased 7% to $14.4 million compared to revenues of $15.5 million in the quarter ended December 31, 1996 primarily due to decreased sales volume of the Company's

DA-3x and Domino product families partially offset by increased sales volume of other network analysis products and complementary telecommunications products.

         The Company's Domino product family revenues decreased 12% in the quarter ended December 31, 1997 to $4.5 million from $5.1 million in the quarter ended December 31, 1996. The Domino product family is a line of analyzers designed for network service providers and operators. The Company introduced DominoLAN, DominoWAN and DominoFDDI in fiscal 1995 followed by DominoWIZARD and DominoREMOTE in fiscal 1996 and DominoFastEthernet in fiscal 1997 and Domino ATM in fiscal 1998. Revenues decreased in the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 primarily due to a lack of significant individual orders in the quarter ended December 31, 1997.

         Revenues from sales of the Company's DA-3x product family decreased 55% in the quarter ended December 31, 1997 to $3.2 million from $7.0 million in the quarter ended December 31, 1996. The DA-3x product family was first introduced in 1990. The Company introduced AMT/OC-3 and 100BaseT modules in September 1995 which resulted in increased sales volume in fiscal 1996 and the first quarter of fiscal 1997. The Company has continued to improve and update the DA-3x product family; however, the Company has not released any major new interface modules since September 1995. While the Company plans to introduce improved ATM functionality in fiscal 1998, DA-3x product family sales are expected to decline over time as a proportion of total revenues.

         The Company's complementary telecommunication product revenues increased 111% in the quarter ended December 31, 1997 to $5.4 million from $2.6 million in the quarter ended December 31, 1996. Revenue growth was fueled by increased sales of products purchased from international affiliates for resale in the United States, including ANT-20, a physical layer test instrument for SDH, SONET and ATM, and 8610 and 8620 cellular communications test systems.

         Domestic revenues increased 20% to $8.1 million in the quarter ended December 31, 1997 compared to $6.7 million in the quarter ended December 31, 1996 primarily due to increased sales volume of complementary products including the ANT-20 and 8610 and 8620 cellular communications test systems. International revenues decreased 28% to $6.3 million in the quarter ended December 31, 1997 compared to $8.7 million in the quarter ended December 31, 1996 primarily due to declining sales of DA-3x products.

Gross Profit

         Cost of revenues consists of manufacturing costs, cost of instruments purchased for resale, costs of services and warranty expenses. Gross profit as a percentage of revenues decreased to 48% in the quarter ended December 31, 1997 from 60% in the quarter ended December 31, 1996. The decrease resulted from an increased proportion of revenues from other network analysis products and complementary telecommunication products. These products are primarily purchased for resale and carry lower margins as a percentage of revenues than the Domino and DA-3x product families. Gross profit and gross profit as a percentage of revenues may vary as a result of a number of factors, including product mix, the mix of international and domestic sales and discounts on large sales opportunities.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses decreased 3% to $5.0 million in the quarter ended December 31, 1997 compared to $5.1 million in the quarter ended December 31, 1996 primarily as a result of $300,000 of expenses incurred in the quarter ended December 31, 1996 related to a trade show and sales training held for the Company's international sales affiliates. As a percentage of revenues, selling, general and administrative expenses were 35% in the quarter ended December 31, 1997 and 33% in the quarter ended December 31, 1996.

Product Development Expenses

         Product development expenses were $2.6 million in the quarter ended December 31, 1997 compared to $2.5 million in the quarter ended December 31, 1996. As a percentage of revenues, product development expenses were 18% in the quarter ended December 31, 1997, and 16% in the quarter ended December 31, 1996. The increase in actual spending and as a percentage of revenues in fiscal 1998 was a result of increased staffing and expenses to support growth in the Company's breadth of product offerings including new or improved applications and capabilities of the Domino product family and development of the Company's new NetForce product family. The Company's product development activities are an important element of its growth strategy, and it anticipates that it will invest increasing amounts in these areas in future periods.

Foreign Currency Losses

         The Company incurred foreign currency gains of $26,000 in the quarter ended December 31, 1997 compared to foreign currency losses of $7,000 in the quarter ended December 31, 1996. The Company incurred gains and losses in both quarters on foreign currency exchange collars, accounts receivable, accounts payable and cash denominated in DMs as the U.S. dollar fluctuated against the DM.

Interest Income

         Interest income increased 27% to $188,000 in the quarter ended December 31, 1997 compared to $148,000 in the quarter ended December 31 1996. The increase in fiscal 1998 was due to a higher average cash balance compared to fiscal 1997.

Benefit from (Provision for) Income Taxes

         The benefit from income taxes as a percentage of income was 20% in the quarter ended December 31, 1997 compared to a provision for income taxes of 30% in the quarter ended December 31, 1996. The effective tax rate for the quarter is based on the expected tax rate for the full fiscal year. The effective tax rate is lower in fiscal 1998 than in fiscal 1997 primarily due to higher anticipated research and development tax credits to be generated during the year as a percentage of anticipated income before taxes.

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

         The Company generally operates with very little backlog and most of its revenues in each quarter result from orders booked in that quarter. The Company plans its expenditures based on its expectations as to future revenues and, if revenues should fail to meet expectations, this could cause expenses to be disproportionately high. Accordingly, a decline in near term revenues could have a material adverse effect on the Company's operating results. The Company's operating results may also fluctuate significantly as a result of a number of other factors, including the capital spending patterns of the Company's customers, general economic and political conditions, the timing of domestic and international orders, increased competition, variations in the mix of the Company's sales and announcements of new products by the Company or its competitors. During 1997, the Company generally experienced a trend toward higher order receipts toward the end of each quarter, resulting in a higher percentage of revenue shipments during the last month of a quarter. The Company's ability to forecast achievement of market and internal expectations of quarterly revenue levels and operating results is delayed and becomes more difficult when orders are placed later in the quarter. If this trend continues into the near future, there is more risk that the Company may not attain quarterly revenue objectives, and, therefore, could have a material adverse effect on the Company's operating results.

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

Quarterly Operating Results

         The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year. Quarterly results have been affected by the timing of expenditures for product development and marketing programs and by the hiring of product development, marketing, sales and administrative personnel. Quarterly results have also been affected by realized foreign currency gains or losses and by the recording at the end of each period of unrealized foreign currency gains or losses related to the revaluation of DM denominated receivables and payables and any forward foreign currency exchange contracts related to such receivables and some anticipated sales to affiliates. Further, the Company's expense levels have been based, in part, on its expectations of future revenues. If expected revenue levels are not achieved in the future in a particular quarter, quarterly results may be adversely affected.

Liquidity and Capital Resources

         Cash and cash equivalents increased $66,000 in the quarter ended December 31, 1997 primarily due to cash provided by operations partially offset by the acquisition of equipment and intangible assets.

         Net cash generated from operations was $329,000 in the quarter ended December 31,1997. Accounts receivable at December 31, 1997 increased by $1.1 million, or 9.9%, compared to September 30, 1997 primarily as a result of an increase in international sales in the quarter ended December 31, 1997 compared to the quarter ended September 30, 1997. International sales have terms of 60 to 90 days while United States sales typically have terms of 30 days. The increase in accounts receivable was offset by a decrease in income tax receivable and an increase in accounts payable.

         Net cash used in investing activities was $265,000 in the quarter ended December 31, 1997. All of the cash used in investing activities was for acquisitions of property and equipment and intangible assets. Acquisitions of property and equipment consisted primarily of computer hardware and test equipment. Acquisitions of intangible assets consisted primarily of financial, manufacturing, product and product development software.

         Net cash provided by financing activities was $2,000 in the quarter ended December 31, 1997 and consisted of proceeds from the issuance of Common Stock pursuant to the exercise of employee stock options.

         As of December 31, 1997, the Company's principal source of liquidity is cash and cash equivalents of $13.4 million. The Company also has a $5.0 million credit facility with a U.S. bank which expires in January 2000. Through December 31, 1997, there have been no borrowings on this facility. The Company believes that cash generated from operations, together with existing cash balances and borrowings available under the Company's U.S. bank line of credit facility, will be sufficient to satisfy the Company's requirements for working capital and capital expenditures through at least the next twelve months.

Subsequent Events

On January 9, 1998, the Company's majority shareholder, Wandel & Goltermann Management Holding GmbH ("WG Holding"), made a proposal to acquire, through a merger transaction, the approximately 38% of the Company's outstanding common stock not already owned by WG Holding for $13.00 per share in cash. The Company's Board of Directors has formed a Special Committee of its independent directors to review and consider this proposal. In addition to the receipt of the Special Committee's recommendation to proceed with the proposed merger transaction, the consummation of the transaction, as proposed, would be subject to, among other things, the negotiation of a mutually acceptable definitive merger agreement and the approval of the merger agreement by the holders of a majority of the outstanding shares of the Company's common stock. The Company anticipates that it will take several weeks for the Special Committee to complete its review and evaluation process.

In connection with WG Holding's proposal, four actions have been filed in the Superior Court of Durham County, North Carolina that allege breaches of fiduciary duty by the Company, its directors and WG Holding. The Company believes the claims made in those actions to be without merit, and the Company intends to defend itself vigorously.

On January 27, 1998, the Company announced that it had acquired privately-held Tinwald Networking Technologies, Inc. ("Tinwald"), an Ontario, Canada-based developer of software analysis tools. Under the terms of the transaction, the Company acquired all of the outstanding common stock of Tinwald for an initial payment of $5 million, plus the possibility of contingent payments for up to three years after the acquisition. The Company will account for the transaction as a purchase and will record charges for in-process research and development and related expenses in the quarter ending March 31, 1998.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                           PART II - OTHER INFORMATION


                                December 31, 1997


Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits:

(b)      Reports on Form 8-K

                No reports on Form 8-K were filed on behalf of the Company for the three month period ended December 31, 1997.

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

                                 WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                          (Registrant)



Date:  February 3, 1998                   By:      /s/ Adelbert  Kuthe
                                               -----------------------
                                          Adelbert Kuthe
                                          Vice President, Finance and Secretary
                                                 (Principal Financial Officer)