Form 10-Q
period 1998-03-31
WANDEL & GOLTERMANN TECHNOLOGIES INC
filed 1998-05-01
CIK 918381

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998               Commission File No.  33-74564

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NORTH CAROLINA                                                  22-1867386
--------------                                                  ----------
(State or other jurisdiction of (I.R.S. Employer Identification Number) incorporation or organization)

      1030 SWABIA COURT, RESEARCH TRIANGLE PARK, NORTH CAROLINA 27709-3585
      --------------------------------------------------------------------
              (Address of principal executive offices and zip code)
              -----------------------------------------------------

                                 (919) 941-5730
                                 --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

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

Yes [  X  ]                                                    No [   ]


As of May 1, 1998, 5,288,652 shares of the Registrant's $0.01 par value common stock were outstanding.





================================================================================

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                                INDEX - FORM 10-Q

                                 MARCH 31, 1998





PART I - FINANCIAL INFORMATION                                              PAGE


       Consolidated Balance Sheets.............................................3


       Consolidated Statements of Income.......................................4


       Consolidated Statements of Cash Flows...................................5


       Notes to Consolidated Financial Statements..............................6


       Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................9



PART II - OTHER INFORMATION...................................................14

SIGNATURE.....................................................................15

                                      WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                            CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
                                                                           MARCH 31,                SEPTEMBER 30,
                                                                              1998                       1997
                                                                       --------------------    ---------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $  4,910                  $13,329
   Accounts receivable-
      Nonaffiliates                                                                5,916                    7,038
      Affiliates                                                                   3,971                    3,964
   Income tax receivable                                                             426                    1,367
   Inventories                                                                     7,285                    5,596
   Deferred tax assets                                                             3,268                    1,448
   Other current assets                                                              534                      927
                                                                       --------------------    ---------------------
        Total current assets                                                       26,310                  33,669
                                                                       --------------------    ---------------------
Property and equipment, at cost:
   Machinery and equipment                                                          4,794                   4,614
   Furniture and fixtures                                                           6,402                   5,993
                                                                       --------------------
                                                                                               ---------------------
                                                                                   11,196                  10,607
   Accumulated depreciation                                                        (8,333)                 (7,721)
                                                                       --------------------    ---------------------
                                                                                    2,863                   2,886
                                                                       --------------------    ---------------------
Other assets                                                                        1,127                     737
                                                                       --------------------    ---------------------
                                                                                  $30,300                 $37,292
                                                                       ====================    =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable-
      Nonaffiliates                                                              $  1,801                $  1,530
      Affiliates                                                                    1,584                   1,789
   Accrued compensation                                                             1,085                   1,467
   Other accrued liabilities                                                        1,854                   1,847
                                                                       --------------------    ---------------------
         Total current liabilities                                                  6,324                   6,633
                                                                       --------------------    ---------------------
Shareholders' equity:
   Preferred stock, $0.01 par value, 2,000,000 shares authorized; no
     shares issued and outstanding                                                     --                      --
   Common stock, $0.01 par value 20,000,000 shares authorized;
     shares issued and outstanding- 5,287,982 at March 31, 1998 and
     5,261,022 at September 30, 1997                                                   53                      53
   Additional paid-in capital                                                      26,772                  26,468
   Cumulative currency translation adjustments                                         39
   Retained earnings (Accumulated deficit)                                         (2,888 )                 4,138
                                                                       --------------------    ---------------------
                                                                                   23,976                  30,659
                                                                       --------------------    ---------------------
                                                                                  $30,300                 $37,292
                                                                       ====================    =====================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                                                               3

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED MARCH 31,            SIX MONTHS ENDED MARCH 31,
                                              -------------------------------------   ------------------------------------
                                                   1998                1997                1998               1997
                                              -----------------   -----------------   -----------------  -----------------
Revenues:
   Nonaffiliates                                     $  7,747             $ 7,247             $15,556            $13,729
   Affiliates                                           4,720               7,095              11,262             16,068
                                              -----------------   -----------------   -----------------  -----------------
      Total revenues                                   12,467              14,342              26,818             29,797
Cost of revenues                                        6,454               6,260              13,931             12,372
                                              -----------------   -----------------   -----------------  -----------------
      Gross profit                                      6,013               8,082              12,887             17,425
Selling, general and administrative expenses            4,397               4,673               9,395              9,807
Product development expenses                            3,187               2,482               5,791              4,932
Acquired in-process research and development
and other non-recurring charges                         5,825                  --               5,825                 --
                                              -----------------   -----------------   -----------------  -----------------
      Operating income (loss)                          (7,396)                927              (8,124)             2,686
Interest income                                            97                 172                 285                320
Foreign currency gains (losses)                             8                (263)                 34               (270)
                                              -----------------   -----------------   -----------------  -----------------
      Income (loss) before income taxes                (7,291)                836              (7,805)             2,736
Benefit from (provision for) income taxes                 676                (251)                779               (821)
                                              -----------------   -----------------   -----------------  -----------------
Net income (loss)                                     $(6,615)            $   585             $(7,026)            $1,915
                                              =================   =================   =================  =================

Basic earnings  (loss) per share                  $     (1.25)            $  0.11             $ (1.33)            $ 0.37

Weighted average number of common shares
          outstanding                                   5,288               5,243               5,274              5,212
                                              =================   =================   =================  =================

Diluted earnings (loss) per share                       (1.25)            $  0.11               (1.33)            $ 0.35

Weighted average number of common shares
      outstanding assuming dilution                     5,288              5,427                5,274              5,395
                                              =================   =================   =================  =================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                                                        SIX MONTHS ENDED MARCH 31,
                                                                                  --------------------------------------
                                                                                        1998                  1997
                                                                                  -----------------   ------------------
  Cash flows from operating activities:
     Net income (loss)                                                                    $ (7,026)              $1,915
     Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities-
        Depreciation and amortization                                                          812                  829
        Deferred tax benefit                                                                  (834)                (344)
        Acquired in process research and development                                         5,353                   --
        Net change in assets and liabilities, net of effect of acquisitions:
             (Increase) decrease in accounts receivable -
                 Nonaffiliates                                                               1,586                1,349
                 Affiliates                                                                     (7)              (1,370)
             Decrease in income tax receivable                                                 941                  616
             (Increase) decrease in inventories                                             (1,615)                (237)
             Increase (decrease) in accounts payable-
                 Nonaffiliates                                                                 193                  510
                 Affiliates                                                                   (205)                (260)
             Decrease in other current liabilities                                            (629)                (169)
     Other, net                                                                                431                 (114)
                                                                                -------------------   ------------------
           Net cash provided by (used in) operating activities                              (1,000)               2,725
                                                                                -------------------   ------------------
  Cash flows from investing activities:
     Purchases of marketable securities                                                    (33,250)             (25,550)
     Proceeds from the sale of marketable securities                                        33,250               25,550
     Cash used to purchase Tinwald Networking Technologies, Inc.,
          net of cash acquired                                                              (5,435)                  --
     Cash used to purchase the assets of Network Intelligence, Inc.                         (1,453)                  --
     Acquisitions of property and equipment                                                   (543)                (504)
     Acquisition of intangible assets                                                         (292)                 (32)
                                                                                -------------------   ------------------
           Net cash used in investing activities                                            (7,723)                (536)
                                                                                -------------------   ------------------
  Cash flows from financing activities:
     Proceeds from issuance of Common Stock, net                                               304                1,291
                                                                                -------------------   ------------------
           Net cash provided by financing activities                                           304                1,291
                                                                                -------------------   ------------------
  Increase (decrease) in cash and cash equivalents                                          (8,419)               3,480

  Cash and cash equivalents, beginning of period                                            13,329               10,286
                                                                                -------------------   ------------------
  Cash and cash equivalents, end of period                                                $  4,910              $13,766
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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2 - Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. The components of inventories, which include materials, labor and manufacturing overhead, consist of the following (in thousands);

                                        MARCH 31,            SEPTEMBER 30,
                                          1998                   1997
                                    -------------------   --------------------

    Raw materials and supplies           $1,625                 $1,202
    Work in process                       1,573                    933
    Finished goods                        4,087                  3,461
                                    -------------------   --------------------
                                         $7,285                 $5,596
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

From time to time, the Company has sought to reduce its exposure to increases in the U.S. dollar relative to the DM by purchasing forward foreign currency exchange contracts and collars relating to cash and accounts receivable denominated in DMs. In addition, the Company purchases foreign currency exchange contracts and collars relating to some of its future anticipated sales in DMs. As of March 31, 1998 the Company has outstanding forward currency exchange rate contracts or collars as follows:

     DUE DATE                NOTATIONAL AMOUNT               RATE
     ---------------     ---------------------------     ----------
     June 26, 1998             DM 1,000,000                 1.7754
     June 26, 1998             DM 2,000,000                 1.7223

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

Note 4 - Major Customers and Consideration of Credit Risk

In the normal course of business, the Company extends credit to various nonaffiliated companies, primarily developers, manufacturers and service providers of network systems in the United States. The Company manages its exposure to credit risk from nonaffiliated customers through credit approval and monitoring procedures. The Company believes that its portfolio of receivables from nonaffiliated customers is well diversified and the allowance for doubtful accounts ($146,000 at March 31, 1998 and September 30, 1997) is adequate. Accounts receivable are not collateralized.

No nonaffiliated customer accounted for 10% or more of total revenues in the quarter or six months ended March 31, 1998 or 1997. One nonaffiliated customer accounted for 18% of total revenues in the quarter ended March 31, 1997 and 10% of total revenues in the six months ended March 31, 1997.

Note 5 - Earnings per share

The Company has adopted SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share (EPS) and makes them comparable to international EPS standards. The statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denomination of the basic EPS computation to the numerator and denominator of the diluted EPS calculation as follows:

                                           QUARTER ENDED MARCH 31,            SIX MONTHS ENDED MARCH 31,
                                       -------------------------------  -------------------------------------
                                             1998             1997             1998               1997
                                       ---------------  --------------  -----------------  ------------------
Basic EPS Computation
     Numerator                               $(6,615)      $   585             $(7,026)            $1,915
     Denominator:
         Common Shares Outstanding             5,288         5,243               5,274              5,212
                                       ---------------  --------------  -----------------  ------------------

     Basic EPS                              $  (1.25)      $  0.11            $  (1.33)           $  0.37
                                       ---------------  --------------  -----------------  ------------------
Diluted EPS Computation
     Numerator                               $(6,615)      $   585             $(7,026)            $1,915
                                       ---------------  --------------  -----------------  ------------------
     Denominator:
         Common Shares Outstanding             5,288         5,243               5,274              5,212
         Options                                  --           184                  --                178
         Employee Stock Purchase Plan             --            --                  --                  5
                                       ---------------  --------------  -----------------  ------------------
         Total shares                          5,288         5,427               5,274              5,395
                                       ---------------  --------------  -----------------  ------------------
     Diluted EPS                            $  (1.25)      $  0.11            $  (1.33)           $  0.35
                                       ==============   ==============  ================   ==================


Note 6 - Acquired In Process Research and Development and Other Non-recurring Charges

On January 27, 1998, the Company acquired privately-held Tinwald Networking Technologies, Inc. ("Tinwald"), an Ontario, Canada-based developer of software analysis tools. Under the terms of the transaction, the Company acquired all of the outstanding common stock of Tinwald for an initial payment of $5 million, plus the possibility of contingent payments for up to three years after the acquisition. The Company has accounted for the transaction as a purchase and has reflected the results of Tinwald in its consolidated financial statements since the date of acquisition.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by an independent valuation. The fair value of tangible assets acquired was $1,596,000 and liabilities assumed was $332,000. In addition $3,900,000 of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of acquisition. The remainder of the purchase price was allocated to goodwill and will be amortized over five years.

On March 20, 1998, the Company acquired the assets of privately held Network Intelligence, Inc. ("NI"), a California-based developer of network performance management software. Under the terms of the transaction, the Company acquired all of the assets of NI for an initial payment of $1.25 million. The Company has accounted for the transaction as a purchase. The total purchase price of $1,453,000, including expenses related to the purchase, was allocated to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of acquisition.

On March 28, 1998, the Board of Directors of the Company approved an Agreement and Plan of Merger among the Company, Wandel & Goltermann Management Holding GmbH ("WG Holding") and WG Merger Corp., a wholly owned subsidiary of WG Holding, pursuant to which WG Merger Corp. will be merged into the Company and each share of the Company's outstanding Common Stock (other than those owned by WG Holding) will be converted into the right to receive $15.90 in cash. In addition, on the effective date of the merger, holders of options outstanding under the Company's stock option plans will receive a cash payment equal to the difference between the option exercise prices and $15.90 per share. Completion of the merger is subject to certain conditions, including approval of the Merger Agreement by the Company's shareholders at a special meeting. The Company has recorded non-recurring charges of $472,000 related to the proposed merger in the quarter end March 31, 1998.

In connection with WG Holding's initial proposal in January 1998 to acquire the outstanding shares of the Company's Common Stock (other than those owned by WG Holding) for $13.00 in cash, six actions were filed in the Superior Court of Durham County, North Carolina that alleged breaches of fiduciary duty by the Company, its directors and, in certain of these actions, WG Holding. The Company believes the claims made in those actions to be without merit, and the Company intends to defend itself vigorously.

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

RESULTS OF OPERATIONS

INCOME STATEMENT HIGHLIGHTS

(In thousands, except per share amounts)
                                       QUARTER ENDED MARCH 31,               SIX MONTHS ENDED MARCH 31,
--------------------------------   ----------------------------------     ----------------------------------
                                     1998        CHANGE       1997           1998       CHANGE       1997
                                   ---------   ----------  ----------     ----------  ----------   ---------
Revenues                            $12,467       (13%)     $14,342         $26,818      (10%)      $29,797
Gross profit                          6,013       (26%)       8,082          12,887      (26%)       17,425
Percentage of revenues                   48%                     56%             48%                     59%
Operating expenses                    7,584         6%        7,155          15,186        3%        14,739
Percentage of revenues                   61%                     50%             57%                     49%
Net income (loss)                    (6,615)   (1,231%)         585          (7,026)    (467%)        1,915
Diluted earnings per share         $  (1.25)   (1,236%)     $  0.11         $ (1.33)    (480%)       $ 0.35

REVENUES

(In thousand)
                                       QUARTER ENDED MARCH 31,               SIX MONTHS ENDED MARCH 31,
--------------------------------   ----------------------------------     ---------------------------------
                                     1998        CHANGE       1997           1998       CHANGE       1997
                                   ---------   ----------  ----------     ----------  ----------   --------
Domino                              $ 4,529       (13%)    $  5,208        $  9,058      (13%)      $10,356
DA-3x                                 1,726       (63%)       4,715           4,909      (58%)       11,727
Other                                   917       (34%)       1,385           2,154        1%         2,124
                                   ---------              ----------     ----------               ---------
Network analysis products             7,172       (37%)      11,308          16,121      (33%)       24,207
Complementary   telecom-
  munications products                5,295        75%        3,034          10,697       91%         5,590
                                   ---------              ----------     ----------               ---------
                                    $12,467       (13%)     $14,342         $26,818      (10%)      $29,797
                                   =========              ==========     ==========               =========
(In thousand)
                                       QUARTER ENDED MARCH 31,               SIX MONTHS ENDED MARCH 31,
--------------------------------   ----------------------------------     ---------------------------------
                                     1998        CHANGE       1997            1998       CHANGE       1997
                                   ---------   ----------  ----------     ----------  ----------   --------
Domestic                            $ 7,924         6%     $  7,508         $15,974       12%       $14,226
International                         4,543       (34%)       6,834          10,844      (30%)       15,571
                                   ---------              ----------     ----------               ---------
                                    $12,467       (13%)     $14,342         $26,818      (10%)      $29,797
                                   =========              ==========     ==========               =========

         Revenues for the quarter ended March 31, 1998 decreased 13% to $12.5 million compared to revenues of $14.3 million in the quarter ended March 31, 1997. Revenues for the six months ended March 31, 1998 decreased 10% to $26.8 million compared to revenues of $29.8 million in the six months ended March 31, 1997. The decreases were primarily due to decreased sales volume of the Company's DA-3x and Domino product families partially offset by increased sales volume of complementary telecommunications products.

         The Company's Domino product family revenues decreased 13% in the quarter ended March 31, 1998 to $4.5 million from $5.2 million in the quarter ended March 31, 1997. Domino product family revenues for the six months ended March 31, 1998 decreased 13% to $9.1 million compared to $10.4 million in the six months ended March 31, 1997. The Domino product family is a line of analyzers designed for network service providers and operators. The Company introduced DominoLAN, DominoWAN and DominoFDDI in fiscal 1995 followed by DominoWIZARD and DominoREMOTE in fiscal 1996 and DominoFastEthernet in fiscal 1997 and Domino ATM in fiscal 1998. Revenues decreased in the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 primarily due to a lack of significant individual orders in the quarter ended March 31, 1998.

         Revenues from sales of the Company's DA-3x product family decreased 63% in the quarter ended March 31, 1998 to $1.7 million from $4.7 million in the quarter ended March 31, 1997 and decreased 58% in the six months ended March 31, 1998 to $4.9 million compared to $11.7 million in the six months ended March 31, 1997. The DA-3x product family was first introduced in 1990. The Company introduced AMT/OC-3 and 100BaseT modules in September 1995 which resulted in increased sales volume in fiscal 1996 and the first half of fiscal 1997. The Company has continued to improve and update the DA-3x product family; however, the Company has not released any major new interface modules since September 1995. DA-3x product family sales are expected to continue to decline over time as a proportion of total revenues.

         The Company's complementary telecommunication product revenues increased 75% in the quarter ended March 31, 1998 to $5.3 million from $3.0 million in the quarter ended March 31, 1997. Complementary telecommunication product revenues increased 91% in the six months ended March 31, 1998 from $5.6 million in the six months ended March 31, 1997. Revenue growth was fueled by increased sales of products purchased from international affiliates for resale in the United States, including ANT-20, a physical layer test instrument for SDH, SONET and ATM, and 8610 and 8620 cellular communications test systems.

         Domestic revenues increased 6% to $7.9 million in the quarter ended March 31, 1998 compared to $7.5 million in the quarter ended March 31, 1997. Domestic revenues increased 12% to $16.0 million in the six months ended March 31, 1998 from $14.2 million in the six months ended March 31, 1997. The increases were primarily due to increased sales volume of complementary products including the ANT-20 and 8610 and 8620 cellular communications test systems. International revenues decreased 34% to $4.5 million in the quarter ended March 31, 1998 compared to $6.8 million in the quarter ended March 31, 1997 and 30% to $10.8 million in the six months ended March 31, 1998 from $15.6 million in the six months ended March 31, 1997 primarily due to declining sales of DA-3x products.

GROSS PROFIT

         Cost of revenues consists of manufacturing costs, cost of instruments purchased for resale, costs of services and warranty expenses. Gross profit as a percentage of revenues decreased to 48% in the quarter ended March 31, 1998 from 56% in the quarter ended March 31, 1997 and decreased to 48% in the six months ended March 31, 1998 from 59% in the six months ended March 31, 1997. The decrease resulted from an increased proportion of revenues from other network analysis products and complementary telecommunication products. These products are primarily purchased for resale and carry lower margins as a percentage of revenues than the Domino and DA-3x product families. Gross profit and gross profit as a percentage of revenues may vary as a result of a number of factors, including product mix, the mix of international and domestic sales and discounts on large sales opportunities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses decreased 6% to $4.4 million in the quarter ended March 31, 1998 compared to $4.7 million in the quarter ended March 31, 1997. Selling, general and administrative expenses decreased 4% to $9.4 million in the six months ended March 31, 1998 compared to $9.8 million in the six months ended March 31, 1997. As a percentage of revenues, selling, general and administrative expenses were 35% in the quarter ended March 31, 1998 compared to 33% in the quarter ended March 31, 1997 and 35% in the six months ended March 31, 1998 compared to 33% in the six months ended March 31, 1997.

PRODUCT DEVELOPMENT EXPENSES

         Product development expenses were $3.2 million in the quarter ended March 31, 1998 compared to $2.5 million in the quarter ended March 31, 1997. Product development expenses were $5.8 million in the six months ended March 31, 1998 compared to $4.9 million in the six months ended March 31, 1997. As a percentage of revenues, product development expenses were 26% in the quarter ended March 31, 1998, compared to 17% in the quarter ended March 31, 1997 and were 22% in the six months ended March 31, 1998 compared to 17% in the six months ended March 31, 1997. The increase in actual spending and as a percentage of revenues in fiscal 1998 was a result of increased staffing and expenses to support growth in the Company's breadth of product offerings including new or improved applications and capabilities of the Domino product family and development of the Company's new NetForce product family. The Company's product development activities are an important element of its growth strategy, and it anticipates that it will invest increasing amounts in these areas in future periods.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER NON-RECURRING CHARGES

On January 27, 1998, the Company acquired privately-held Tinwald Networking Technologies, Inc. ("Tinwald"), an Ontario, Canada-based developer of software analysis tools. Under the terms of the transaction, the Company acquired all of the outstanding common stock of Tinwald for an initial payment of $5 million, plus the possibility of contingent payments for up to three years after the acquisition. The Company has accounted for the transaction as a purchase and has reflected the results of Tinwald in its consolidated financial statements since the date of acquisition.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by an independent valuation. The fair value of tangible assets acquired was $1,596,000 and liabilities assumed was $332,000. In addition $3,900,000 of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of acquisition. The remainder of the purchase price was allocated to goodwill and will be amortized over five years.

On March 20, 1998, the Company acquired the assets of privately held Network Intelligence, Inc. ("NI"), a California-based developer of network performance management software. Under the terms of the transaction, the Company acquired all of the assets of NI for an initial payment of $1.25 million. The Company has accounted for the transaction as a purchase. The total purchase price of $1,453,000, including expenses related to the purchase, was allocated to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of acquisition.

On March 28, 1998, the Board of Directors of the Company approved an Agreement and Plan of Merger among the Company, Wandel & Goltermann Management Holding GmbH ("WG Holding") and WG Merger Corp., a wholly owned subsidiary of WG Holding, pursuant to which WG Merger Corp. will be merged into the Company and each share of the Company's outstanding common stock (other than those owned by WG Holding) will be converted into the right to receive $15.90 in cash. In addition, on the effective date of the merger, holders of options outstanding under the Company's stock option plans will receive a cash payment equal to the difference between the option exercise prices and $15.90 per share. Completion of the merger is subject to certain conditions, including approval of the Merger Agreement by the Company's shareholders at a special meeting. The Company has recorded non-recurring charges of $472,000 related to the proposed merger in the quarter end March 31, 1998.

FOREIGN CURRENCY LOSSES

         The Company incurred foreign currency gains of $8,000 in the quarter ended March 31, 1998 compared to foreign currency losses of $263,000 in the quarter ended March 31, 1997. The Company incurred foreign currency gains of $34,000 in the six months ended March 31, 1998 compared to foreign currency losses of $270,000 in the six months ended March 31, 1997. The Company incurred gains and losses in fiscal 1998 on foreign currency exchange collars, accounts receivable, accounts payable and cash denominated in DMs as the U.S. dollar fluctuated against the DM. In the quarter and six months ended March 31, 1997, the Company incurred losses on accounts receivable and cash denominated in DM as the U.S. dollar strengthened significantly against the DM.

INTEREST INCOME

         Interest income decreased 44% to $97,000 in the quarter ended March 31, 1998 compared to $172,000 in the quarter ended March 31, 1997 and decreased 11% to $285 in the six months ended March 31, 1998 compared to $320,000 in the six months ended March 31, 1997. The decrease in fiscal 1998 was due to a lower average cash balance compared to fiscal 1997.

BENEFIT FROM (PROVISION FOR) INCOME TAXES

         The benefit from income taxes as a percentage of income was 9% in the quarter ended March 31, 1998 and 10% in the six months ended March 31, 1998 compared to a provision for income taxes of 30% in the quarter and six months ended March 31, 1997. The effective tax rate for the quarter and six months is based on the expected tax rate for the full fiscal year. The effective tax rate in fiscal 1998 reflects the impact of non-deductible charges for acquired in-process research and development and goodwill amortization related to acquisitions in the quarter ended March 31, 1998.

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

QUARTERLY OPERATING RESULTS

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Quarterly results have been affected by the timing of expenditures for product development and marketing programs and by the hiring of product development, marketing, sales and administrative personnel. Quarterly results have also been affected by realized foreign currency gains or losses and by the recording at the end of each period of unrealized foreign currency gains or losses related to the revaluation of DM denominated receivables and payables and any forward foreign currency exchange contracts related to such receivables and some anticipated sales to affiliates. Further, the Company's expense levels have been based, in part, on its expectations of future revenues. If expected revenue levels are not achieved in the future in a particular quarter, quarterly results may be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased $8.4 million in the six months ended March 31, 1998 primarily due to cash used in investing activities and operating losses incurred during the six month period.

         Net cash used by operating activities was $1.0 million and consisted primarily of increases in inventories, net loss before depreciation, amortization and acquisition costs, plus a decrease in accounts payable and current liabilities which were partially offset by decreases in accounts receivable and income tax receivable.

         Net cash used in investing activities was $7.7 million in the six months ended March 31, 1998. The Company used $6.9 million to acquire Tinwald and NI. The remaining amount was used in investing activities was for acquisitions of property and equipment and intangible assets. Acquisitions of property and equipment consisted primarily of computer hardware and test equipment. Acquisitions of intangible assets consisted primarily of financial, manufacturing, product and product development software.

         Net cash provided by financing activities was $304,000 in the six months ended March 31, 1998 and consisted of proceeds from the issuance of Common Stock pursuant to the exercise of employee stock options and the Company's employee stock purchase plan.

         As of March 31, 1998, the Company's principal source of liquidity is cash and cash equivalents of $4.9 million. The Company believes that cash generated from operations, together with existing cash balances, will be sufficient to satisfy the Company's requirements for working capital and capital expenditures through at least the end of fiscal 1998.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                           PART II - OTHER INFORMATION


                                 MARCH 31, 1998


Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits:

(b)      Reports on Form 8-K

                On February 4, 1998, the Company filed a Form 8-K for the Company's acquisition of all of the outstanding common stock of Tinwald Network Technologies, Inc.

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

                                 WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                          (Registrant)



Date:  May 1, 1998                        By:      /s/ Adelbert Kuthe
                                               ----------------------
                                          Adelbert Kuthe
                                          Vice President, Finance and Secretary
                                                 (Principal Financial Officer)