Form 10-Q
period 1998-06-30
WANDEL & GOLTERMANN TECHNOLOGIES INC
filed 1998-08-13
CIK 918381

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998                Commission File No.  0-23742

                          WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                      --------------------------------------------------
                  (Exact name of registrant as specified in its charter)

NORTH CAROLINA                                           22-1867386
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

      1030 SWABIA COURT, RESEARCH TRIANGLE PARK, NORTH CAROLINA 27709-3585
      --------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                      (919) 941-5730
                                      ---------------
                   (Registrant's telephone number, including area code)

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

Yes [ X ]                                                  No [  ]


As of July 31, 1998, 5,291,034 shares of the Registrant's $0.01 par value common stock were outstanding.
===============================================================================

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                                INDEX - FORM 10-Q

                                  JUNE 30, 1998





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


     Consolidated Statements of Income.......................................4


     Consolidated Statements of Cash Flows...................................5


     Notes to Consolidated Financial Statements..............................6


     Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................9



PART II - OTHER INFORMATION.................................................15

SIGNATURE...................................................................16

                         WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                              CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


                                                     JUNE 30,       SEPTEMBER 30,
                                                        1998             1997
                                                      -------------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                            $ 2,822          $13,329
   Accounts receivable-
      Nonaffiliates                                       4,866            7,038
      Affiliates                                          4,414            3,964
   Income tax receivable                                  1,012            1,367
   Inventories                                            7,690            5,596
   Deferred tax assets                                    1,800            1,448
   Other current assets                                     506              927
                                                    -----------     ------------
        Total current assets                             23,110           33,669
                                                    -----------     ------------
Property and equipment, at cost:
   Machinery and equipment                                4,971            4,614
   Furniture and fixtures                                 6,593            5,993
                                                    -----------     ------------
                                                         11,564           10,607
   Accumulated depreciation                              (8,658)          (7,721)
                                                    -----------     ------------
                                                          2,906            2,886
                                                    -----------     ------------
Other assets                                              2,300              737
                                                    -----------     ------------
                                                        $28,316          $37,292
                                                    ===========     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable-
      Nonaffiliates                                    $  1,811         $  1,530
      Affiliates                                          1,835            1,789
   Accrued compensation                                   1,864            1,467
   Other accrued liabilities                              1,981            1,847
                                                    -----------     ------------
         Total current liabilities                        7,491            6,633
                                                    -----------     ------------
Shareholders' equity:
   Preferred Stock, $0.01 par value, 2,000,000
   shares authorized; no shares issued
   and outstanding                                           --               --
   Common stock, $0.01 par value 50,000,000 shares
   authorized; issued and outstanding
    -5,288,809 at June 30, 1998
      and 5,261,022 at September 30, 1997                    53               53
   Additional paid-in capital                            26,787           26,468
   Cumulative currency translation adjustments                7               --
   Retained earnings (Accumulated deficit)               (6,022)           4,138
                                                    -----------     ------------
                                                         20,825           30,659
                                                    -----------     ------------
                                                        $28,316          $37,292
                                                    ===========     ============


              The accompanying notes are an integral part of these
                           consolidated financial statements.

                         WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                           CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)


                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                        JUNE 30,                  JUNE 30,
                                 ------------------------- ------------------------
                                   1998          1997        1998         1997
                                 -----------  ------------ -----------  -----------

Revenues:
   Nonaffiliates                   $ 5,425      $  8,581     $20,981      $22,310
   Affiliates                        4,598         4,639      15,860       20,707
                                 -----------   ---------    --------    ---------
      Total revenues                10,023        13,220      36,841       43,017
Cost of revenues                     5,416         5,587      19,347       17,959
                                 -----------   ---------   ---------    ---------
      Gross profit                   4,607         7,633      17,494       25,058
Selling, general and
administrative expenses              5,184         4,937      14,579       14,744
Product development expenses         3,320         2,686       9,111        7,618
Acquired in-process research and
development and other
non-recurring charges                   --            --       5,825           --
                                 -----------   ---------  ----------   ------------
      Operating income              (3,897)           10     (12,021)       2,696
Interest income                         49           155         334          475
Foreign currency gains (losses)        (66)          (19)        (32)        (289)
                                 -----------  ------------ -----------  -----------
      Income before income taxes    (3,914)          146     (11,719)       2,882
Benefit from (provision for)
income taxes                           780           (44)      1,559         (865)
                                 -----------  ------------ -----------  -----------
Net income                         $(3,134)      $   102    $(10,160)     $ 2,017
                                 ===========  ============ ===========  ===========


Basic earnings (loss) per share     $(0.59)      $  0.02      $(1.92)     $  0.39

Weighted average number of
common shares outstanding            5,289         5,260       5,279        5,228
                                 ===========  ============ ===========  ===========

Diluted earnings (loss) per share   $(0.59)       $ 0.02      $(1.92)      $ 0.38

Weight average number of common
shares outstanding
assuming dilution                    5,289         5,285       5,279        5,358
                                 ===========  ============ ===========  ===========


             The accompanying notes are an integral part of these
                           consolidated financial statements

                         WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

  (DOLLARS IN THOUSANDS)
   ---------------------------------------------------------------------------


                                                        NINE MONTHS ENDED JUNE 30,
                                                        ----------------------------
                                                           1998           1997
                                                       -------------- --------------
   Cash flows from operating activities:
      Net income (loss)                                    $(10,160)      $ 2,017
      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities-
        Depreciation and amortization                         1,292         1,279
        Deferred tax provision                                 (740)         (684)
       Acquired in process research and development           5,353
       Net change in assets and liabilities, net of
        effect on acquisitions
          (Increase) decrease in accounts receivable -
              Nonaffiliates                                   2,636          (458)
              Affiliates                                       (450)        1,108
          Decrease in income tax receivable                     355           543
          (Increase) decrease in inventories                 (2,020)         (464)
          Increase in accounts payable-
              Nonaffiliates                                     203           470
              Affiliates                                         46            33
          Increase in other current liabilities                 277           414
     Other, net                                                 450          (312)
                                                       -------------- --------------
        Net cash provided by (used in) operating
  activities                                                 (2,758)        3,946
                                                       -------------- --------------

  Cash flows from investing activities:
     Purchases of marketable securities                     (37,700)      (48,810)
     Proceeds from the sale of marketable securities         37,700        48,810
     Cash used to purchase Tinwald Networking
       Technologies, Inc., net of cash acquired              (5,435)           --
     Cash used to purchase assets of Network
       Intelligence, Inc.                                    (1,453)           --
     Acquisitions of property and equipment                    (970)         (830)
     Acquisition of intangible assets                          (210)         (166)
                                                       -------------- --------------
        net cash used in investing activities                (8,068)         (996)
                                                       -------------- --------------

  Cash flows from financing:
      Proceeds from line of credit                              650            --
      Payments on line of credit                               (650)           --
      Proceeds from issuance of Common Stock, net               319         1,302
                                                       -------------- --------------
        Net cash provided by (used in) financing
  activities                                                    319         1,302
                                                       -------------- --------------

  Increase (decrease) in cash and cash equivalents          (10,507)        4,252

  Cash and cash equivalents, beginning of period             13,329        10,286

                                                       -------------- --------------
  Cash and cash equivalents, end of period                 $  2,822       $14,538
                                                       ============== ==============


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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the nine months ended June 30, 1998 and 1997. The results of operations for the three- and nine-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2 - Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS No. 130"), and Statement of Financial Accounting Standards No. 131, SEGMENT INFORMATION ("SFAS No. 131"). Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustment, minimum pension accrual, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company intends to adopt SFAS No. 130 in fiscal 1999 and operating results of prior periods will be reclassified. The Company's only component of other comprehensive income is the foreign currency translation adjustment which is currently reported as part of stockholders' equity. Historically, the Company has operated in one business segment; however, SFAS No. 131 redefines segments and in the future, the Company will be required to disclose certain financial information about operating segments, products, services and geographic areas in which they operate. The Company has not determined how operating segments will be defined for disclosure purposes or which segments will meet the quantitative requirements for disclosure. The adoption of SFAS No. 131 will have no impact on the Company's future results of operations or financial position.

Note 3 - Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. The components of inventories, which include materials, labor and manufacturing overhead, consist of the following (in thousands);

                                    JUNE 30,        SEPTEMBER
                                      1998          30, 1997
                                  --------------   -------------

            Raw materials and supplies  $1,506          $1,202
            Work in process              1,843             933
            Finished goods               4,341           3,461
                                  --------------   -------------
                                        $7,690          $5,596
                                  ==============   =============

Note 4 - Foreign Currencies

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

From time to time, the Company has sought to reduce its exposure to increases in the U.S. dollar relative to the DM by purchasing forward foreign currency exchange contracts and collars relating to cash and accounts receivable denominated in DMs. The Company also purchases foreign currency exchange contracts and collars relating to some of its future anticipated sales in DMs. As of June 30, 1998, the Company has outstanding forward currency exchange rate contracts as follows:


 MATURITY DATE               NOTATIONAL AMOUNT           CONTRACT RATE
 ------------------------ ------------------------  ------------------------

 September 28, 1998            DM 2,000,000                 1.8066

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

Note 5 - Major Customers and Consideration of Credit Risk

In the normal course of business, the Company extends credit to various nonaffiliated companies, primarily developers and manufacturers of network systems in the United States. The Company manages its exposure to credit risk from nonaffiliated customers through credit approval and monitoring procedures. The Company believes that its portfolio of receivables from nonaffiliated customers is well diversified and the allowance for doubtful accounts ($150,000 at June 30, 1998 and $146,000 at September 30, 1997) is adequate. Accounts receivable are not collateralized.

No nonaffiliated customer accounted for 10% or more of total revenues in the quarter or nine months ended June 30, 1998. Two nonaffiliate customers accounted for 14% and 11%, respectively, of total revenues in the quarter ended June 30, 1997. One nonaffiliated customer accounted for 10% of total revenues for the nine months ended June 30, 1997.

Note 6 - Earnings Per Share

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





                             QUARTER ENDED JUNE 30,       NINE MONTHS ENDED JUNE 30,
                           ----------------------------  ---------------------------
                                1998           1997           1998          1997
                           -------------  -------------  ------------- -------------
Basic EPS Computation
   Numerator                   $(3,134)       $   102       $(10,160)       $2,017
   Denominator:
      Common Shares
Outstanding                      5,289          5,260          5,279         5,228
                           -------------  -------------  ------------- -------------

   Basic EPS                    $(0.59)       $  0.02         $(1.92)      $  0.39
                           -------------  -------------  ------------- -------------

Diluted EPS Computation
   Numerator                    (3,134)       $   102        (10,160)       $2,017
                           -------------  -------------  ------------- -------------

   Denominator:
      Common Shares
Outstanding                      5,289          5,260          5,279         5,228
      Options                       --             21             --           126
      Employee Stock
Purchase Plan                       --              4             --             4
                           -------------  -------------  ------------- -------------
      Total shares               5,289          5,285          5,279         5,358
                           -------------  -------------  ------------- -------------

   Diluted EPS                  $(0.59)       $  0.02         $(1.92)      $  0.38
                           =============  =============  ============= =============


Note 7 - Acquired In Process Research and Development and Other Non-recurring Charges

On January 27, 1998, the Company acquired privately-held Tinwald Networking Technologies, Inc. ("Tinwald"), and Ontario, Canada-based developer of software analysis tools. Under the terms of the transaction, the Company acquired all of the outstanding common stock of Tinwald for an initial payment of $5 million, plus the possibility of contingent payments for up to three years after the acquisition. The Company has accounted for the transaction as a purchase and has reflected the results of Tinwald in its consolidated financial statements since the date of acquisition.

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

On March 28, 1998, the Board of Directors of the Company approved an Agreement and Plan of Merger among the Company, Wandel & Goltermann Management Holding GmbH ("WG Holding") and WG Merger Corp., a wholly owned subsidiary of WG Holding, pursuant to which WG Merger Corp. will be merged into the Company and each share of the Company's outstanding Common Stock (other than those owned by WG Holding) will be converted into the right to receive $15.90 in cash. In addition, on the effective date of the merger, holders of options outstanding under the Company's stock option plans will receive a cash payment equal to the difference between the option exercise prices and $15.90 per share. Completion of the merger is subject to certain conditions, including approval of the Merger Agreement by the Company's shareholders at a special meeting scheduled for September 18, 1998. The Company has recorded non-recurring charges of $472,000 related to the proposed merger in the nine months ended June 30, 1998.

In connection with WG Holding's initial proposal in January 1998 to acquire the outstanding shares of the Company's Common Stock (other than those owned by WG Holding) for $13.00 in cash, five actions were filed in the Superior Court of Durham County, North Carolina that alleged breaches of fiduciary duty by the Company, its directors and, in certain of these actions, WG Holding. The Company believes the claims made in those actions to be without merit, and the Company intends to defend itself vigorously.

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

RESULTS OF OPERATIONS

INCOME STATEMENT HIGHLIGHTS

(In thousands, except per share amounts)
                                                     NINE MONTHS ENDED
                        QUARTER ENDED JUNE 30,            JUNE 30,
----------------------  ------------------------   ------------------------
                          1998     CHANGE  1997      1998     CHANGE  1997
                          -------  ------  -------   -------  ------  -------
Revenues                  $10,023   (24)% $13,220    $36,841  (14)%   $43,017
Gross profit                4,607   (40)%   7,633     17,494  (30)%    25,058
Percentage of revenues         46%             58%        47%              58%
Operating expenses          8,504    12%    7,623     23,690    6%     22,362
Percentage of revenues         85%             58%        64%              52%
Net income (loss)          (3,134)            102    (10,160)           2,017
Diluted earnings per share $(0.59)          $0.02      (1.92)           $0.38

REVENUES

(In thousand)
                                                     NINE MONTHS ENDED
                        QUARTER ENDED JUNE 30,            JUNE 30,
----------------------  ------------------------   ------------------------
                          1998     CHANGE  1997      1998     CHANGE  1997
                         -------  ------  -------   -------  ------  -------
Domino                    $ 4,786   (16)%   5,721    $13,844  (14)%   $16,077
DA-3x                       1,316   (60)%   3,284      6,225  (59)%    15,011
Other                         860     1%      855      3,014    1%      2,979
                          -------          -------   -------           ------
Network analysis
products                    6,962   (29)%   9,860     23,083  (32)%    34,067
Complementary
telecommunications
products                    3,061    (9)%   3,360     13,758   54%      8,950
                          =======         =======    =======           ======
                          $10,023   (24)% $13,220    $36,841  (14)%   $43,017
                          =======         =======    =======           ======
(In thousand)
                                                     NINE MONTHS ENDED
                        QUARTER ENDED JUNE 30,            JUNE 30,
----------------------  ------------------------   ------------------------
                           1998     CHANGE  1997      1998     CHANGE  1997
                          -------  ------  -------   -------  ------  -------
Domestic                    5,554   (38)%   8,928    $21,527  (7)%    $23,154
International               4,469     4%    4,292     15,314  (23)%    19,863
                          =======          =======   =======           ======
                          $10,023   (24)% $13,220    $36,841  (14)%   $43,017
                          =======          =======   =======           ======

      Revenues for the quarter ended June 30, 1998 decreased 24% to $10.0 million compared to revenues of $13.2 million in the quarter ended June 30, 1997. Revenues for the nine months ended June 30, 1998 decreased 14% to $36.8 million compared to revenues of $43.0 million in the nine months ended June 30, 1997. The decreases were primarily due to decreased sales volume of the Company's DA-3x and Domino product families partially offset by increased sales volume of complementary telecommunications products.

      The Company's Domino product family revenues decreased 16% in the quarter ended June 30, 1998 to $4.8 million from $5.7 million in the quarter ended June 30, 1997. Domino product family revenues for the nine months ended June 30, 1998 decreased 14% to $13.8 million compared to $16.1 million in the nine months ended June 30, 1997. The Domino product family is a line of analyzers designed for network service providers and operators. The Company introduced DominoLAN, DominoWAN and DominoFDDI in fiscal 1995 followed by DominoWIZARD and DominoREMOTE in fiscal 1996 and DominoFastEthernet and Domino ATM in fiscal 1997 and DominoGigabit and Mentor in fiscal 1998. Revenues decreased in the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 primarily due to a lack of significant individual orders in the U.S. The Company recorded significant Domino revenues from two major U.S. customers in the quarter ended June 30, 1997 for use in network installation and maintenance. These two nonaffiliate customers accounted for 14% and 11%, respectively, of total revenues in the quarter ended June 30, 1997. The decreased U.S. Domino revenues were partially offset by increased revenues from international sales of Domino family products. Quarterly revenues may fluctuate significantly as a result of a number of factors including announcement of new products, the capital spending patterns of the Company's customers and timing of large individual orders.

      Revenues from sales of the Company's DA-3x product family decreased 60% in the quarter ended June 30, 1998 to $1.3 million from $3.3 million in the quarter ended June 30, 1997 and decreased 59% in the nine months ended June 30, 1998 to $6.2 million compared to $15.0 million in the nine months ended June 30, 1997. The DA-3x product family was first introduced in 1990. The Company introduced AMT/OC-3 and 100BaseT modules in September 1995 which resulted in increased sales volume in fiscal 1997 and the first half of fiscal 1998. The Company has continued to improve and update the DA-3x product family; however, the Company has not released any major new interface modules since September 1995. DA-3x product family sales are expected to continue to decline over time.

      The Company's complementary telecommunication product revenues decreased 9% in the quarter ended June 30, 1998 to $3.1 million from $3.4 million in the quarter ended June 30, 1997 due to delayed deliveries of ANT-20 units from the Company's German manufacturing affiliate. The delays resulted from strong worldwide demand for the ANT-20. The Company expects production capabilities to meet demand levels by the end of 1998. Complementary telecommunication product revenues increased 54% in the nine months ended June 30, 1998 to $13.8 million from $9.0 million in the nine months ended June 30, 1997. Revenue growth was fueled by increased sales of products purchased from international affiliates for resale in the United States, including ANT-20, a physical layer test instrument for SDH, SONET and ATM, and 8610 and 8620 cellular communications test systems.

      Domestic revenues decreased 38% to $5.6 million in the quarter ended June 30, 1998 compared to $8.9 million in the quarter ended June 30, 1997. Domestic revenues decreased 7% to $21.5 million in the nine months ended June 30, 1998 from $23.2 million in the nine months ended June 30, 1997. The decreases were primarily due to decreased revenues from network analysis products partially offset by increased sales volume of complementary products including the ANT-20 and 8610 and 8620 cellular communications test systems. International revenues increased 4% to $4.5 million in the quarter ended June 30, 1998 compared to $4.3 million in the quarter ended June 30, 1997 primarily due to a 56% increase in Domino product sales offset by a 46% decrease in DA-3x product sales. International revenues decreased 23% to $15.3 million in the nine months ended June 30, 1998 from $19.9 million in the nine months ended June 30, 1997 primarily due to a 55% decline in sales of DA-3x products partially offset by a 25% increase in sales of Domino products.

GROSS PROFIT

      Cost of revenues consists of manufacturing costs, cost of instruments purchased for resale, costs of services and warranty expenses. Gross profit as a percentage of revenues decreased to 46% in the quarter ended June 30, 1998 from 58% in the quarter ended June 30, 1997 and decreased to 47% in the nine months ended June 30, 1998 from 58% in the nine months ended June 30, 1997. The decrease resulted from an increased proportion of revenues from other network analysis products and complementary telecommunication products. These products are primarily purchased for resale and carry lower margins as a percentage of revenues than the Domino and DA-3x product families. Gross profit and gross profit as a percentage of revenues may vary as a result of a number of factors, including product mix, the mix of international and domestic sales and discounts on large sales opportunities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses increased 5% to $5.2 million in the quarter ended June 30, 1998 compared to $4.9 million in the quarter ended June 30, 1997. Selling, general and administrative expenses decreased 1% to $14.6 million in the nine months ended June 30, 1998 compared to $14.7 million in the nine months ended June 30, 1997. As a percentage of revenues, selling, general and administrative expenses were 52% in the quarter ended June 30, 1998 compared to 37% in the quarter ended June 30, 1997 and 40% in the nine months ended June 30, 1998 compared to 34% in the nine months ended June 30, 1997.

PRODUCT DEVELOPMENT EXPENSES

      Product development expenses were $3.3 million in the quarter ended June 30, 1998 compared to $2.7 million in the quarter ended June 30, 1997. Product development expenses were $9.1 million in the nine months ended June 30, 1998 compared to $7.6 million in the nine months ended June 30, 1997. As a percentage of revenues, product development expenses were 33% in the quarter ended June 30, 1998, compared to 20% in the quarter ended June 30, 1997 and were 25% in the nine months ended June 30, 1998 compared to 18% in the nine months ended June 30, 1997. The increase in actual spending and as a percentage of revenues in fiscal 1998 was a result of increased staffing and expenses to support growth in the Company's breadth of product offerings including new or improved applications and capabilities of the Domino product family such as DominoGigabit and Mentor interactive expert analysis and development of the Company's new NetForce product family. The Company's product development activities are an important element of its growth strategy, and it anticipates that it will invest significant amounts in these areas in future periods.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND OTHER NON-RECURRING CHARGES

On January 27, 1998, the Company acquired privately-held Tinwald Networking Technologies, Inc. ("Tinwald"), in Ontario, Canada-based developer of software analysis tools. Under the terms of the transaction, the Company acquired all of the outstanding common stock of Tinwald for an initial payment of $5 million, plus the possibility of contingent payments for up to three years after the acquisition. The Company has accounted for the transaction as a purchase and has reflected the results of Tinwald in its consolidated financial statements since the date of acquisition.

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

On March 28, 1998, the Board of Directors of the Company approved an Agreement and Plan of Merger among the Company, Wandel & Goltermann Management Holding GmbH ("WG Holding") and WG Merger Corp., a wholly owned subsidiary of WG Holding, pursuant to which WG Merger Corp. will be merged into the Company and each share of the Company's outstanding common stock (other than those owned by WG Holding) will be converted into the right to receive $15.90 in cash. In addition, on the effective date of the merger, holders of options outstanding under the Company's stock option plans will receive a cash payment equal to the difference between the option exercise prices and $15.90 per share. Completion of the merger is subject to certain conditions, including approval of the Merger Agreement by the Company's shareholders at a special meeting. The Company has recorded non-recurring charges of $472,000 related to the proposed merger in the nine months ended June 30, 1998.

FOREIGN CURRENCY LOSSES

      The Company incurred foreign currency losses of $66,000 in the quarter ended June 30, 1998 compared to foreign currency losses of $19,000 in the quarter ended June 30, 1997. The Company incurred foreign currency losses of $32,000 in the nine months ended June 30, 1998 compared to foreign currency losses of $289,000 in the nine months ended June 30, 1997. The Company incurred gains and losses in fiscal 1998 on foreign currency exchange collars, accounts receivable, accounts payable and cash denominated in DMs as the U.S. dollar fluctuated against the DM. In the quarter and nine months ended June 30, 1998, the Company incurred losses on accounts receivable and cash denominated in DMs as the U.S. dollar strengthened significantly against the DM.

INTEREST INCOME

      Interest income decreased 68% to $49,000 in the quarter ended June 30, 1998 compared to $155,000 in the quarter ended June 30, 1997 and decreased 30% to $334,000 in the nine months ended June 30, 1998 compared to $475,000 in the nine months ended June 30, 1997. The decrease in fiscal 1998 was due to a lower average cash balance compared to fiscal 1997.

BENEFIT FROM (PROVISION FOR) INCOME TAXES

      The benefit from income taxes as a percentage of income was 20% in the quarter ended June 30, 1998 and 13% in the nine months ended June 30, 1998 compared to a provision for income taxes of 30% in the quarter and nine months ended June 30, 1997. The effective tax rate for the quarter and nine months is based on the expected tax rate for the full fiscal year. The effective tax rate in fiscal 1998 reflects the impact of non-deductible charges for acquired in-process research and development and goodwill amortization related to acquisitions in the quarter ended March 31, 1998.

YEAR 2000

      Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is still assessing the impact the year 2000 issue will have on its products and internal information systems and has begun corrective efforts in these areas. The Company does not anticipate that addressing the year 2000 problem for its internal information systems and current and future products will have a material impact on its operations or financial results. However, there can be no assurance that these costs will not be greater than anticipated, or that corrective actions undertaken will be completed before any year 2000 problems could occur.

      The Company has certain key relationships with suppliers. If these suppliers fail to adequately address the year 2000 issue for the products they provide the Company, this could have a material adverse impact on the Company's operations and financial results. The Company is still assessing the effect the year 2000 issue will have on its suppliers and, at this time, cannot determine the impact it will have.

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

      The Company generally operates with very little backlog and most of its revenues in each quarter result from orders booked in that quarter. The Company plans its expenditures based on its expectations as to future revenues and, if revenues should fail to meet expectations, this could cause expenses to be disproportionately high. Accordingly, a decline in near term revenues could have a material adverse effect on the Company's operating results. The Company's operating results may also fluctuate significantly as a result of a number of other factors, including the capital spending patterns of the Company's customers, general economic and political conditions, the timing of domestic and international orders, increased competition, variations in the mix of the Company's sales and announcements of new products by the Company or its competitors. During 1998, the Company generally experienced a trend toward higher order receipts toward the end of each quarter, resulting in a higher percentage of revenue shipments during the last month of a quarter. The Company's ability to forecast achievement of market and internal expectations of quarterly revenue levels and operating results is delayed and becomes more difficult when orders are placed later in the quarter. If this trend continues into the near future, there is more risk that the Company may not attain quarterly revenue objectives, and, therefore, could have a material adverse effect on the Company's operating results.

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

QUARTERLY OPERATING RESULTS

      The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. Quarterly results have been affected by the timing of expenditures for product development and marketing programs and by the hiring of product development, marketing, sales and administrative personnel. Quarterly results have also been affected by realized foreign currency gains or losses and by the recording at the end of each period of unrealized foreign currency gains or losses related to the revaluation of DM denominated receivables and payables and any forward foreign currency exchange contracts related to such receivables and some anticipated sales to affiliates. Further, the Company's expense levels have been based, in part, on its expectations of future revenues. If expected revenue levels are not achieved in the future in a particular quarter, quarterly results may be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents decreased $10.5 million in the nine months ended June 30, 1998 primarily due to cash used in investing activities and operating losses incurred during the nine month period.

      Net cash used by operating activities was $2.8 million and consisted primarily of increases in inventories and net loss before depreciation, amortization and acquisition costs, which were partially offset by decreases in accounts receivable and income tax receivable.

      Net cash used in investing activities was $8.1 million in the nine months ended June 30, 1998. The Company used $6.9 million to acquire Tinwald and NI. The remaining amount used in investing activities was for acquisitions of property and equipment and intangible assets. Acquisitions of property and equipment consisted primarily of computer hardware and test equipment. Acquisitions of intangible assets consisted primarily of financial, manufacturing, product and product development software.

      Net cash provided by financing activities was $319,000 in the nine months ended June 30, 1998 and consisted of proceeds from the issuance of Common Stock pursuant to the exercise of employee stock options and the Company's employee stock purchase plan.

      As of June 30, 1998, the Company's principal source of liquidity is cash and cash equivalents of $2.8 million. The Company also has a $5.0 million credit facility with a U.S. bank which expires in January 2000. The Company believes that cash generated from operations, together with existing cash balances and borrowings available under the Company's U.S. bank line of credit facility, will be sufficient to satisfy the Company's requirements for working capital and capital expenditures through at least the end of fiscal 1998.

                     WANDEL & GOLTERMANN TECHNOLOGIES, INC.

                           PART II - OTHER INFORMATION


                                  JUNE 30, 1998


ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed on behalf of the company for the three month period ended June 30, 1998.

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

                                 WANDEL & GOLTERMANN TECHNOLOGIES, INC.
                                  (Registrant)



Date:  August 13, 1998           By:   /s/ Adelbert Kuthe
                                    ---------------------
                                           Adelbert Kuthe
                                           Vice President, Finance and Secretary
                                           (Principal Financial Officer)